Form 10KSB
period 1998-12-31
DEUCALION RESEARCH INC
filed 1999-08-05
CIK 820295

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                  FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

       For the fiscal years ended:  December 31, 1997, and 1998
                                    ---------------------------

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from              to
                               ------------    -----------

Commission file number:  0-16534
                         -------


                           DEUCALION RESEARCH, INC.
         ------------------------------------------------------------
                (Name of small business issued in its charter)


               North Dakota                           45-0375367
    --------------------------------     ---------------------------------
    (State or other jurisdiction of        (I.R.S. Employer I.D. Number)
    incorporation or organization)


       118 First Avenue West, Williston, North Dakota              58801
    ----------------------------------------------------------------------
          (Address of principal executive offices)              (Zip Code)

                                (701) 572-6776
         ------------------------------------------------------------
             (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $.0001 Par Value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes        No   X
         -----     -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:
                                       -----
     State issuer's revenues for its most recent fiscal year.  Net loss of
                                                               -----------
($ 2,974)
---------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). Since the Company has not conducted any business since 1992 and the common stock of the Company is not currently traded and there is no market for the Company's Common Stock, the aggregate market value of the voting stock held by non-affiliates is nominal.

Note: If determining whether a person is an affiliate will involve an unreasonable effort or expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 501,610,127 Common Stock, par value $.0001 per share, were outstanding as of July 13, 1999.

     Documents incorporated by reference: No documents are incorporated by reference into this annual report on Form 10-KSB.

               Transitional Small Business Disclosure Format (Check one):
               Yes           No   X
                   -----        -----

                            DEUCALION RESEARCH, INC.
                                  FORM 10-KSB

                                     PART I

Item 1.  Business.

(a)  Business Development

     General.

     Deucalion Research, Inc. ("Deucalion" or the "Company") was incorporated under the laws of the State of North Dakota on May 3, 1983. The Company was formed to research, develop, formulate, produce and market environmental engineering products and related services. The Company initially emphasized the development of custom-engineered environmentally sound products and processes to remove toxic hydrogen sulfide ("H//2//S" or "sour" gas) and other impurities from gas streams originating from petroleum fields and sanitary landfills, leaving clean gas for immediate fuel use (the "Deucalion Process"). As a result of the general decline of the petroleum industry, the Company, during 1986, reduced its emphasis on oil field operations and began devoting its efforts to the development and engineering of alternative products and processes as well as the obtaining of additional funds primarily through the exchange of an interest in a landfill gas project and additional issuances of its common stock to fund such activities.

     During January and February, 1988, the Company conducted a public offering of 227,058,000 units at $.01 per Unit resulting in net proceeds to the Company of $1,620,028. These proceeds were used to pursue the Company's business plan until December 1991, when the Company ceased active operations. The Company's last periodic report filed by the Company with the Securities and Exchange Commission was its quarterly report on Form 10-Q for the quarter ended September 30, 1992.

Current Status.

       The Company has determined that no further demonstration plans for the Deucalion Process are warranted. The Company's single product, Ferro-Fluids, is not being marketed at this time, and the Company has not been successful in its attempt to license manufacturing and marketing of the product. The Company has no other product or process currently capable of being commercially marketed. The Company has had no business operations since 1992 and does not intend to recommence operations at any time in the near future. The Company has been attempting to find an operating enterprise with which to merge or otherwise form a business combination.

     However, no such opportunity has presented itself until Messrs. Farley and Metz offered to purchase the outstanding but unissued shares of the Company under the terms of a Stock Purchase Agreement (the "Agreement"), dated April 20, 1999, between the Company and Michael R. Farley and Forrest L. Metz.

     At the closing called for by the Agreement, the Company will deliver the resignations of each of its officers and directors and Messrs. Farley and Metz will be elected to the Board who will then appoint new officers of the Company. As soon as practicable after the completion of the closing, Messrs. Farley and Metz will cause the Company to call a special meeting of its shareholders to: effect a recapitalization of the Company which may include a reverse stock split of a magnitude not yet determined; change the name of the Company (new name not decided yet); appoint independent accountants; and change the domicile of the Company to Delaware. After the reverse stock split and recapitalization, Messrs. Farley and Metz will purchase additional shares of common stock of the Company and will end up owning 95% of the common stock of the Company.

     Following the Closing, the Company will seek business opportunities in the communications and internet businesses. Messrs. Farley and Metz have indicated their intention to have the Company acquire certain of these interests but have informed the Company that they have not yet determined the terms and conditions of any such acquisition.

(b)  Narrative Description of Business

     Since the time it ceased active business operations in December 1991 and until recently, the Company has been essentially inactive. It has not maintained its status as a reporting company pursuant to the rules of the Securities and Exchange Commission and it has not sought to provide a market for its outstanding securities. The Company does not plan to voluntarily deliver an annual report to security holders.

     Recently, the Company determined to reinstate the Company as a reporting entity under the Securities Exchange Act of 1934, and to file the reports required since its last quarterly report on Form 10-Q filed for the quarter ended September 30, 1992.

     The Deucalion Process

     The Company developed the Deucalion Process using the proprietary "Ferro-Fluids" (hydrated iron oxide in fluid form) for removing hydrogen sulfide from crude oil, natural gas and landfill gas during drilling and production operations. H\\2\\S is a toxic and corrosive waste product which must be removed before the petroleum products can be used for fuel or other purposes. Traditionally, sour gas has been burned which is a cause of acid rain in the atmosphere; this method is now subject to strict regulation by the Environmental Protection Agency and other federal and state agencies. Where sour gas is used to fuel engines, the resulting acid causes severe damage to engine components and results in polluted exhaust gases. The Company is no longer utilizing the Deucalion Process in any operation, and the Company has not been successful in its attempt to license manufacturing and marketing of the Deucalion Process since 1991.

     Regulation

     Since the Company is not currently engaged in business operations, its activities are not subject to significant governmental regulation.

     Patents and Proprietary Rights

     Neither the Company nor its officers or directors currently owns any patents to any products or processes developed by the Company, including the Deucalion Process.

     Competition

     The Company is not engaged in business operations and, therefore, is not in competition with other companies.

     Employees

     From December 31, 1991 through December 31, 1998 the Company had no full-time employees. Jon Geyerman, the Company's president and a director, devotes approximately 20% of his time to the Company pursuant to a contract between the Company and NJ&A, Inc. ("NJ&A"), formally known as Norman Jessen & Associates, Inc.

Item 2.  Properties.

     The Company's offices are located in space shared with NJ&A, a company owned by the Company's president, at no separate or additional expense to the Company.

Item 3.  Legal Proceedings

     In 1989, the Securities and Exchange Commission ("SEC") commenced an investigation into the Company's public offering of securities. The Company cooperated fully in this investigation. To date, no response or report has been received from the SEC regarding this investigation. The investigation is confidential in nature, and the SEC has advised the Company that the investigation "should not be construed as an indication by the SEC or its staff that any violation of law has occurred, nor should it be construed as a reflection upon any security, person or entity." The Company has received no information regarding this investigation since 1991, and has no reason to believe that this investigation will result in any action against the Company

Item 4.  Submission of Matters to Vote of Securities Holders

     None

                                    PART II

Item 5.  Market for The Registrant's Common Equity and Related Stockholder
         Matters.

(a)  Market Information

     There is currently no public trading market for the Company's common stock and the Company has no information regarding any bid or asked prices for the Company's common stock since the first quarter of 1989. Prior to that time, the Company's common stock was traded in the over the counter market and reported in the "pink sheets."

(b)  Holders

     The number of holders of record of common shares as of July 13, 1999 was approximately 1,130.

(c)  Dividends

     The Company has not paid a dividend with respect to its Common Stock and cannot be expected to pay a dividend on its Common Stock in the foreseeable future.

Item 6.  Management's Discussion and Analysis and Plan of Operation.

(a)  Plan of Operation

     The Company has no specific business opportunities it is pursuing other than the sale of a majority of its stock to Messrs. Farley and Metz according to the terms of the Agreement. At the closing called for by the Agreement, the Company will deliver the resignations of each of its officers and directors and Messrs. Farley and Metz will be elected to the Board who will then appoint new officers of the Company. As soon as practicable after the completion of the closing, Messrs. Farley and Metz will cause the Company to call a special meeting of its shareholders to: effect a recapitalization of the Company which may include a reverse stock split of a magnitude not yet determined; change the name of the Company (new name not decided yet); appoint independent accountants; and change the domicile of the Company to Delaware. After the reverse stock split and recapitalization, Messrs. Farley and Metz will purchase additional shares of common stock of the Company and will end up owning 95% of the common stock of the Company.

     Following the Closing, the Company will seek business opportunities in the communications and internet businesses. Messrs. Farley and Metz have indicated their intention to have the Company acquire certain of these interests but have informed the Company that they have not yet determined the terms and conditions of any such acquisition.

     Management fully expects the Agreement to close on schedule, if some unforseen circumstances prevent the closing and Messrs. Farley and Metz do not complete the transaction, then the Company will once again become essentially inactive. The Company would continue to look for another business enterprise with which to merge or form some other combination. The only cash requirements would be to maintain the Company's status as a corporation in good standing with the state of North Dakota.

(b) Management's Discussion and Analysis for the fiscal years ended December 31, 1992, 1993, 1994, 1995, 1996, 1997 and 1998

     Results of Operations

     During September 1992, the Company ceased active operations. Since that time, the Company's activities have primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota. The Company's earnings during 1992 through 1998 were funds received as a result of a settlement with its former SEC counsel and payment of cash and a consulting agreement in satisfaction of a note from Equitex, Inc. The funds, approximately $100,000, were used to pay the Company's Small Business Association loan, legal fees and accounting fees, and to reimburse certain directors for funds extended by them to meet Company obligations on debt. No interest was paid to the directors for this service. Because of the Company's inactivity it has been able to minimize its expenses from 1992 through 1998.

     Management anticipates that expenditures will increase significantly during 1999 as the Company incurs general and administrative expenses in connection with the preparation of this Form 10-KSB as well as other reports required under the Securities Exchange Act of 1934, including the preparation of a 14f information statement, and expenses incurred in connection with the Agreement, including the related Recapitalization and shareholder meeting. See - Item 1(a)-Plan of Operations.

     Liquidity and Capital Resources.

     The independent auditors' report on the Company's financial statements as of December 31, 1998, and for each of the years in the two-year period ended December 31, 1998, includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's plan with regard to future operations involve pursuing the sale of a majority of its common stock as described above.

     As of December 31, 1991, at which time the Company ceased active operations, the Company had a working capital deficiency of $57,765. Since that time the Company received approximately $100,000 from a settlement with its former SEC counsel and payment of a note from Equitex, Inc. The Company used these funds to meet debt obligations.

     As of December 31, 1991, the Company's total assets were $210,137 as compared to $355,647 and $557,864 at December 31, 1990 and 1989, respectively. The decrease in total assets during the 1991 fiscal year was primarily due to operating expenses ($131,308), reduced fixed assets ($3,314), and reduced other assets ($5,483). As of December 31, 1998, the Company's total assets were $10,015 and total liabilities were $172,963.

     During the years ended December 31, 1992 through December 31, 1998, the Company had limited cash flows from a settlement and payment of a note. These cash flows were used to: pay debt obligations; maintain the Company's status as a corporation in good standing in the State of North Dakota; and to search for a potential merger or other business combination partner.

     The Company anticipates significantly increased need for working capital during 1999 as it brings its required filings under the Securities and Exchange Act of 1934 current and proceeds with the Stock Purchase Agreement, Recapitalization and shareholder's meeting.

     No capital expenditures have been made by the Company since December, 1991.

Item 7.  Financial Statements.

     The financial statements for the Company as of December 31, 1998, and for each of the years in the two-year period ended December 31, 1998, are included as pages F-1 - F-9 to this report on Form 10-KSB.

     Independent Auditor's Report

     Balance Sheet - December 31, 1998

     Statements of Operations - For the Years Ended December 31, 1998 and 1997

     Statements of Shareholders' Equity (Deficit) - For the Years Ended December 31, 1998 and 1997

     Statements of Cash Flows - For the Years Ended December 31, 1998 and 1997

     Notes to Financial Statements

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Directors and Executive Officers

     At the present time, there is only a single officer and three directors of the Company, as follows:

      Name            Age                 Position(s)
-----------------     ---     -----------------------------------
Jon Geyerman          53      President, Chief Executive Officer,
                              Treasurer and Secretary; Director since
                              1992.

Richard Broshat       69      Director from 1983 to 1988 and Director
                              since April, 1999.

James Fransen         46      Director since April, 1999.

-------------------------

     After the transactions contemplated by the Agreement, the following persons will be named directors and officers of the Company.

      Name            Age                 Position(s)
-----------------     ---     -----------------------------------

Michael R. Farley     55      CEO, Secretary; and Director

Forrest L. Metz       53      President, Treasurer; and Director

----------

     The Company does not have any nominating committee or audit committee or other committees performing similar functions. The officers of Deucalion and the members of its audit committee are elected by and serve at the pleasure of the Board of Directors.

     The Company did not hold a shareholders' meeting during the fiscal years ended December 31, 1992, 1993, 1994, 1995, 1996, 1997 and 1998. Accordingly,
replacements for Messrs.

Mollberg, Ritter and Raymond Fransen were appointed by Mr. Geyerman on April, 5, 1999 and are serving as the Company's directors.

     The following is a brief summary of the business experience of the directors of the Company:

     Jon Geyerman.     Mr. Geyerman was appointed President and Chief Executive
     ------------
Officer of Deucalion in June 1988. From 1973 to the present he has been president and owner of NJ&A, Inc., formally known as "Norman Jessen & Associates, Inc." of Williston, North Dakota, involved in the oil and gas lease brokerage business. Since 1973, Mr. Geyerman has also been president of the following companies: Western Energy Corporation, a company involved in the oil and gas exploration business; Precis' Databanc Incorporated, an oil and gas information company; and Energy Data Source, Inc., also an oil and gas information company. Western Energy Corporation and Precis' Databanc Incorporated are wholly owned subsidiaries of NJ&A, and Energy Data Source, Inc., is an 80% subsidiary of NJ&A. Mr. Geyerman is also an owner and managing partner of Jesco Enterprises, a real estate partnership. Mr. Geyerman is a member of the American Association of Petroleum Landmen, and the Independent Petroleum Association of America.

Richard E. Broschat     Mr. Broschat was a director of Deucalion from 1983 until
-------------------
1988. He agreed to serve as director again and was appointed director April 5, 1999, in order to facilitate the completion of the transaction contemplated by the Agreement. From 1953 to 1963, Mr. Broschat was employed by Amerada Petroleum Corporation ("Amerada") as a petroleum engineer serving in North Dakota, Texas, New Mexico, and Oklahoma. In 1963, Mr. Broschat was promoted to Division Engineer for the North American Division of Amerada. In 1970, he was promoted to Manager of Technical Services, responsible for all technical operations in the North Dakota region. In 1973, Mr. Broschat was promoted to Operations Manager of Amerada responsible for all North Dakota field production operations. In this capacity, he established and implemented the corporation's financial and operational objectives for North Dakota. In 1976, Mr. Broschat formed Broschat Engineering and Management Services in Williston, North Dakota. He continues to serve as president of Broschat Engineering and Management Services, a company that provides consulting services in; drilling, production, reservoir analysis, property evaluation and management for oil companies.
     Mr. Broschat received his Bachelor of Science Degree in Mechanical Engineering from North Dakota State University in 1949 and his Masters of Science Degree in Mechanical Engineering from Iowa Sate University in 1950. Mr. Broschat is a registered Professional Engineer in North Dakota and a member of the Society of Petroleum Engineers of AIME.

James R. Fransen     Mr. Fransen was appointed a director of the Company on
----------------
April 5, 1999. Mr. Fransen received his Bachelor of Science Degree in Business Administration from the University of North Dakota in 1977. In 1981, after a short time working in the oil industry, Mr. Fransen became involved in the family business in Williston, North Dakota. He currently serves as president of the family business, Northern, Inc., a company that provides water conditioning and satellite system service.


     The following is a brief summary of the business experience of the persons expected to be designated by the Company to be appointed directors of the Company after the completion of the transactions contemplated by the Agreement:


Michael R. Farley     Mr. Farley is the current President of Farley and
-----------------
Associates, Inc., a company involved in the business of providing financing and strategic business plans for small and medium sized companies. From 1994 until 1996, Mr. Farley served as Chairman of the Board and CEO of Green Turf, International, Inc., a company involved in the golf course maintenance business. From 1988 to 1994, Mr. Farley was a member of the Board of Directors of Mid-Atlantic Paging Company, Inc. and New Era Communications, Inc. Both of these affiliated companies were involved in the communications industry and specialized in paging. From 1988 to 1994, Mr. Farley was also the managing General Partner of the Richmond/Tidewater System, which was also involved in the communications industry and specialized in paging. In 1988, Mr. Farley served as Director of Communications for George Bush for President at the Republican National Convention. From 1985 to 1988 Mr. Farley served as Director, Chief Financial Officer, and Vice President for Celutel, Inc., a company specializing in the development of cellular telephone systems.
     Mr. Farley has served in community organizations in the following capacity: member of the Board of Trustees for St. Joseph's Hospital in Tucson, Arizona; member of the Arizona State Board of Vocational/Technical Education; member of the Advisory Committee on the Arts for the John F. Kennedy Center for the Performing Arts; Chairman of the Policy Forum for the National Center for Research in Vocational Education; Director for the University of Arizona Foundation; Trustee for St. Gregory High School; President of the Parent-Teacher Group for Fort Lowell School; and Treasurer of the Parents for St. Michael's School.
     Mr. Farley received his Bachelor of Science Degree from the University of Arizona and studied at the American College of Life Underwriters. Mr. Farley is a member of the Southern Arizona Association of Life Underwriters and the National Association of Life Underwriters.

Forrest L. Metz     From 1974 until the present, Mr. Metz has served as Chairman
---------------
of the Board and CEO of Urban Engineering, Inc., a planning, engineering, and surveying consulting firm. Mr. Metz is also Chairman of the Board and CEO of Metz, LLC, a holding company involved in investing in communications, software, and manufacturing industries. From 1988 to 1993, Mr. Metz served as President and a Director of Celutel, Inc., a company that specialized in the development of cellular telephone systems. Celutel, Inc. was sold to a regional telephone company in 1993.
     Mr. Metz is also a Board Member of the following community organizations; United Way of Greater Tucson, Boys and Girls Club of Tucson, Educational Enrichment Foundation, Mountain Oyster Club, Los Charros Del Desierto, and the Pima County Fair Horse Racing Commission. Mr.

Metz also served as a board member of the Arizona Mexico Commission, University of Arizona Extra Point Club, University of Arizona Foundation Presidents' Club, and the Southwestern Fair Commission.
     Mr. Metz received his Bachelor of Science Degree from the University of Arizona and took graduate level courses in Planning and Engineering there as well. Mr. Metz is a member of the Urban Land Institute, American Planning Association, and Society of Military Engineers.

(b)  Significant Employees.

     The Company has no salaried employees at the present time.

(c)  Involvement in Certain Legal Proceedings.

     During the past five years, none of the Company's directors or the expected nominees have:

          (1) Filed or has had filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an executive officer at or within two years before such filings;

          (2) Been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director, or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

               (ii)  Engaging in any type of business practice; or

               (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity; or

          (5) Been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission (the "Commission") to have violated any federal or state securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

          (6) Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

(d)  Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's securities (collectively, "reporting persons"), to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission ("SEC"). Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4, and 5 filed.

     To the best knowledge and belief of the Company, each of the 10% Beneficial Owners and directors, with the exception of James Fransen, made the necessary filing on Form 3. James Fransen was required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 when he was appointed director on April 5, 1999. The Company has been informed that Mr. Fransen filed his Form 3 on July 14, 1999. The reports on Form 3 were due on or before April 15, 1999, and accordingly, were filed late

Item 10.  Executive Compensation.

(a)  Summary Compensation Table

     The following table sets forth information regarding compensation paid to
(i) the Company's Chief Executive Officer and (ii) each of its other executive officers whose total annual compensation exceeded $100,000 for the years ended December 31, 1997 and 1998.

                           Annual Compensation ($$)         Long Term Compensation
                           ------------------------    --------------------------------
                                                       Awards                   Payouts
                                                       ------                   -------
(a)                (b)     (c)       (d)      (e)      (f)           (g)        (h)        (i)
                                                       Restricted
Name and                                               Stock         Options    LTIP       Other
Position           Year    Salary    Bonus    Other    Awards        & SARs     Payouts    Compensation
---------------    ----    ------    -----    -----    -------       -------    -------    ------------
                           ($$)      ($$)     ($$)     ($$)          (##)       ($$)       ($$)

Jon Geyerman       1998    0         0        0        0             0          0          0
Chief Executive    1996    0         0        0        0             0          0          0
Officer            1995    0         0        0        0             0          0          0
                   1994    0         0        0        0             0          0          0
                   1993    0         0        0        0             0          0          0
                   1992    0         0        0        0             0          0          0
                   1991    0         0        0        0             0          0          0


     No compensation in any form has been paid to any officer or director for several years.

(b)  Compensation Under Plans.

     The Company has no stock option plan, stock bonus plan, other compensatory plan or arrangement, or employee benefit plan for employees, consultants, officers, or directors.

(c)  Other Compensation.

     No compensation was paid or distributed to any officer or director of the Company for services rendered to the Company during the period from December 31, 1989 through December 31, 1998.

(d)  Compensation of Directors.

     The Company does not pay its directors for their services in that capacity; however, officers and directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with the business of the Company. Currently, the Company does not pay any directors a fee for attendance at board meetings.

     The Company has no other arrangements pursuant to which any director of the Company was compensated from January 1, 1990 through December 31, 1998 for services as a director.

(e)  Termination of Employment and Change in Control.

     There are no compensatory plans or arrangements with respect to any director or executive officer which results from the resignation, retirement or any other termination of the individual's employment with the Company, or from a change of control of the Company, or from a change of the individual's responsibilities.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

(a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth information as of July 13, 1999, regarding the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock, by the directors of the Company and by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of the Company's Common Stock.

---------------------------------------------------------------------
|  Name and Address                   |  Number of     |  Percent   |
|                                     |  Shares Owned  |  of Class  |
|                                     |  Beneficially  |  Owned     |
---------------------------------------------------------------------
|  Jon Geyerman                       |  0             |  0%        |
|  P.O. Box 1107                      |                |            |
|  Williston, ND 58802-1107           |                |            |
---------------------------------------------------------------------
|  James R. Fransen                   |  8,000,000     |  1.5%      |
|  5511 Highway 85                    |                |            |
|  Williston, ND 58801                |                |            |
---------------------------------------------------------------------
|  Richard E. Broschat                |  20,797,362    |  4.14%     |
|  1306 W. Jackson                    |                |            |
|  Williston, ND 58801                |                |            |
---------------------------------------------------------------------
|  Marlys Fransen                     |  51,587,587    |  10.2%     |
|  5511 Highway 85                    |                |            |
|  Williston, ND 58801                |                |            |
---------------------------------------------------------------------

-----------------------------------------------------------------
|  Alma Ritter                        |  49,211,575    |  9.8%  |
|  2124 E. Dakota Parkway             |                |        |
|  Williston, ND 58801                |                |        |
-----------------------------------------------------------------
|  Loye A. Ashton                     |  55,427,350    |  11.0% |
|  P.O. Box 1481                      |                |        |
|  Williston, ND 58802-1481           |                |        |
-----------------------------------------------------------------
|  Officers and Directors as a group  |  28,797,362    |  5.7%  |
-----------------------------------------------------------------

Item 12.  Certain Relationships and Related Transactions.

Repurchase and Surrender of Shares
------------------------------------

     In accordance with an Agreement entered into with the University of North Dakota-School of Engineering and Mines Foundation ("UND-SEM"), doing business as Center for Innovation and Business Development ("CIBD"), the Company issued to UND-SEM an aggregate of 50,000,000 shares of its restricted common stock. Following a renegotiation of that agreement UND-SEM surrendered to the Company an aggregate of 30,000,000 shares, and the Company agreed to contract for $150,000 of research and development activities at CIBD. CIBD has acknowledged that the Company has no further contractual obligation to CBID.

Payments To or on Behalf of Officers and Directors
--------------------------------------------------

     In 1990, the Company paid $6,600 for 1989 and $3,300 for 1990, to NJ&A, formerly known as Norman Jessen & Associates, Inc., under the terms of the Contract For Management Services, and accrued $36,300 for 1990 services by agreement between the parties. The Company paid rent of $7,200 to Ritter Industries, an affiliate of one of its officers/directors, and accrued $1,200 for 1990 rent by agreement between the parties.

     In 1991, the Company paid $3,300 for 1990, to Norman Jessen & Associates, Inc. and accrued $36,300 for 1991, under the terms of the Contract For Management Services, by agreement between the parties. The Company paid rent of $1,520 to Ritter Industries, an affiliate of one of its officers/directors.

Repayment of debts to NJ&A and Former Legal Counsel
---------------------------------------------------

     The Company is in debt to NJ&A, Inc., formerly know as "Norman Jessen and Associates, Inc.", a company owned and operated by Jon Geyerman, in the amount of $93,411.94. After the Proposed Stockholders Meeting and the additional purchase of shares by Messrs. Farley and Metz, the Company proposes to settle this debt by issuing 1% of its outstanding securities. The Company is also in debt to Friedlob Sanderson Raskin Paulson & Tourtillott, LLC ("FRSPT"), in the amount of $38,835.74. After the Proposed Stockholders Meeting and the additional purchase of shares by the New Stockholders, the Company proposes to settle this debt by issuing 1/2 of 1% of its outstanding securities to FRSPT. FRSPT is also legal counsel to Messrs. Farley and Metz. FRSPT will receive payment for the legal services to Messrs. Farley and Metz based upon the normal hourly rates of the persons providing legal services.

Item 13.          Exhibits and Reports on Form 8-K.

(a) Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Number         Description
------         -----------
3(i)(a)        Articles of Incorporation, incorporated by reference to Exhibit
               (3) to the Company's Registration Statement on Form S-18 filed
               August 13, 1987, Registration No. 33-16535.

3(i)(b) Amended Articles of Incorporation, incorporated by reference to Exhibit (3A) to the Company's Annual Report on Form 10-K, for the year ended December 31, 1987, Commission File No. 0-16534.

3(ii) Bylaws, incorporated by reference to Exhibit (3.1) to the Company's Registration Statement on Form S-18 filed August 13, 1987, Registration No. 33-16535.

(10.1)         Stock Purchase Agreement Between the Company and Michael R.
               Farley and Forrest L. Metz, dated April 20, 1999, included herein as Exhibit 1.

(10.2)*        Agreement with Norman Jessen & Associates, Inc.

(10.2A)**      Agreement with Norman Jessen & Associates, Inc.

27             Financial Data Schedule.
__________

* Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1987.

** Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1989.

(b)  Reports on Form 8-K

     None

                                  SIGNATURES
                                  ----------


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DEUCALION RESEARCH, INC.



                                    By /s/ Jon Geyerman
                                       -----------------------------------------
                                       Jon Geyerman, President and Chief
                                       Executive Officer and Principal Executive
                                       Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signatures                        Title                   Date
--------------------------              ---------             ------------



/s/ Jon Geyerman                        Director              August 5, 1999
--------------------------                                    --------
Jon Geyerman



/s/ Richard E. Broschat                 Director              August 5, 1999
--------------------------                                    --------
Richard E. Broschat



/s/ James R. Fransen                    Director              August 5, 1999
--------------------------                                    --------
James R. Fransen

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Deucalion Research, Inc.
Williston, North Dakota

We have audited the accompanying balance sheet of Deucalion Research, Inc. as of December 31, 1998, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deucalion Research, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue in existence as a going concern. As discussed in Note 2, the Company has sustained recurring losses, and has limited resources which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GELFOND HOCHSTADT PANGBURN & CO.

June 9, 1999
Denver, Colorado

                           DEUCALION RESEARCH, INC.

                                 BALANCE SHEET

                               DECEMBER 31, 1998

                                    ASSETS


Current assets:
  Cash                                                           $       5,515
  Prepaid expenses                                                       4,500
                                                                 -------------

     Total current assets                                               10,015
                                                                 -------------

Equipment                                                               11,440
                                                                 -------------
                                                                        11,440
Less accumulated depreciation                                           11,440
                                                                 -------------
                                                                 -------------
                                                                 $      10,015
                                                                 =============


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


Current liabilities:
 Accounts payable:
  Related parties                                                $       1,170
  Other (Note 2)                                                        78,381
 Accrued management service fees, related party (Note 3)                93,412
                                                                 -------------

     Total liabilities (all current)                                   172,963
                                                                 -------------



Commitment (Note 3)

Shareholders' equity (deficit) (Note 2):
 Common stock, $.0001 par value; authorized 1,500,000,000
   shares; issued 517,859,353 shares                                    51,786
 Capital in excess of par value                                      2,384,509
 Accumulated deficit                                                (2,343,125)
                                                                 -------------
                                                                        93,170
 Less 16,249,226 shares of common stock held in
   treasury, at cost                                                   256,118
                                                                 -------------

                                                                      (162,948)
                                                                 -------------

                                                                 $      10,015
                                                                 =============


                      See notes to financial statements.

                            DEUCALION RESEARCH, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                     1998          1997
                                                 ------------  ------------
Expenses:
  General and administrative                     $      1,192  $      8,882
                                                 ------------  ------------

Operating loss                                         (1,192)       (8,882)
                                                 ------------  ------------

Nonoperating expense:
  Interest expense                                      1,782
                                                 ------------  ------------

Net loss                                         $     (2,974) $     (8,882)
                                                 ============  ============

Basic and diluted loss per common share          $     *       $     *
                                                 ============  ============

Weighted average number of shares outstanding     501,610,127   501,610,127

*Less than $.01 per share


                      See notes to financial statements.

                           DEUCALION RESEARCH, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                   Common stock          Capital in                       Treasury stock
                               -----------------------     excess      Accumulated     ----------------------
                                  Shares      Amount       of par        deficit         Shares      Amount       Total
                               -----------  ----------  ------------  --------------   ----------  ----------   -----------
Balances, January 1, 1997      517,859,353  $   51,786  $  2,384,509  $   (2,331,269)  16,249,226  $ (256,118)  $  (151,092)

Net loss for the year                                                         (8,882)                                (8,882)
                               -----------  ----------  ------------  --------------   ----------  ----------   -----------
Balances, December 31, 1997    517,859,353  $   51,786  $  2,384,509      (2,340,151)  16,249,226    (256,118)     (159,974)

Net loss for the year                                                         (2,974)                                (2,974)
                               -----------  ----------  ------------  --------------   ----------  ----------   -----------
Balances, December 31, 1998    517,859,353  $   51,786  $  2,384,509  $   (2,343,125)  16,249,226    (256,118)  $  (162,948)
                               ===========  ==========  ============  ==============   ==========  ==========   ===========


                      See notes to financial statements.

                           DEUCALION RESEARCH, INC.

                           STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                        1998          1997
                                                    -----------    -----------
Cash flows from operating activities:
  Net loss                                          $    (2,974)   $    (8,882)
                                                    -----------    -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Provision for uncollectible receivables                   20
   Change in operating liabilities:
     Increase in accounts payable and accrued
       expenses                                           2,747          8,810
                                                    -----------    -----------
  Total adjustments                                       2,767          8,810
                                                    -----------    -----------

Net cash used in operating activities                      (207)           (72)
                                                    -----------    -----------

Decrease in cash                                           (207)           (72)

Cash at beginning of year                                 5,722          5,794
                                                    -----------    -----------

Cash at end of year                                 $     5,515    $     5,722
                                                    ===========    ===========


During the years ended December 31, 1998 and 1997 no cash was paid for interest or income taxes.


                      See notes to financial statements.

                           DEUCALION RESEARCH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 1998 AND 1997


1. Summary of significant accounting policies and business of the Company:

   Business of the Company:

   Deucalion Research, Inc. (the Company) was organized on May 3, 1983, to research, develop, formulate, produce and market environmental engineering products and related services. The Company has had no significant operations since 1992.

   Equipment:

   Equipment consists primarily of office furniture and is stated at cost.

   Depreciation of equipment was computed principally by use of the straight-line and accelerated methods over estimated useful lives of five to seven years. At January 1, 1997, all equipment had been fully depreciated.

   Recently issued accounting pronouncements:

   On January 1, 1998, the Company adopted Statement of Financial Accounting
    Standards No. 130, Reporting Comprehensive Income. This standard establishes requirements for disclosures of comprehensive income and its components. Reclassification of earlier financial statements for comprehensive purposes is required. For the years ended December 31, 1998 and 1997, the Company did not have any components of comprehensive income to report.

   In June 1998, the Financial Accounting Standards Board issued Statement of
    Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This statement is effective for fiscal years beginning after June 15, 1999. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities, therefore management believes SFAS No. 133 will not impact the Company's financial statements.

   Net loss per share of common stock:

   Basic loss per share is computed by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of

                           DEUCALION RESEARCH, INC.

                      YEARS ENDED DECEMBER 1998 AND 1997


1. Summary of significant accounting policies and business of the Company (continued):

   Net loss per share of common stock (continued):

    common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted loss per share in 1998 and 1997.

   Income taxes:

   The Company recognizes deferred tax liabilities and assets for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Under this method, deferred tax liabilities and assets are measured using enacted tax rates in effect in the years in which the differences are expected to reverse.

   Use of estimates in the preparation of financial statements:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

2. Going concern and stock purchase agreement:

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses in 1998 and 1997 and has a working capital deficiency and an accumulated deficit at December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

                           DEUCALION RESEARCH, INC.

                      YEARS ENDED DECEMBER 1998 AND 1997


2. Going concern and stock purchase agreement (continued):

   The Company is pursuing a proposed stock purchase agreement and has agreed to sell 95% of the voting common stock that will be outstanding upon the closing of certain transactions, as described in the stock purchase agreement, for an aggregate purchase price of $110,000. At the agreed upon purchase date ("the Initial Closing Date"), the directors and officers of the Company will resign and the purchasers and/or their designees will be elected as directors and officers of the Company.

   Upon the Initial Closing Date, the purchasers will pay the Company $100,000 of the purchase price in exchange for the number of authorized but unissued shares of the Company's common stock, which, in any event, shall be not less than 998,000,000 shares. Subsequent to the Initial Closing Date, the purchasers will pay the remaining $10,000 purchase price in exchange for shares of the Company's common stock which will result in the purchasers owning 95% of the Company.

   The stock purchase agreement also provides for the settlement of certain
    Company liabilities, including $38,836 owed to the Company's former legal counsel and $93,412 owed for management service fees (Note 3). The Company intends to settle these liabilities through the issuance of common stock equal to 1/2% and 1%, respectively, of the total outstanding common stock of the Company after completion of the proposed transaction.

3. Management service agreement:

   Prior to January 1, 1997, the Company had a management service agreement with an entity owned by an officer of the Company that provided for management services and office space. No management fees were incurred during the two years ended December 31, 1998. At December 31, 1998, $93,412 was due.

4. Income taxes:

   At December 31, 1998, the Company had net operating loss carryforwards of approximately $1,783,000 which are available to offset future taxable income, if any, through 2018. Based on statutory rates, the Company's expected tax benefit arising from the net operating loss carryforward would be approximately $793,500. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In addition, the Company's net operating loss carry forwards may be subject to annual limitations which could reduce or defer the utilization of the losses should the Company have an ownership change as defined in section 382 of the Internal Revenue Code.

                           DEUCALION RESEARCH, INC.

                      YEARS ENDED DECEMBER 1998 AND 1997

5. Fair value of financial instruments:

   Statement of Financial Accounting Standards No. 107, Disclosures about Fair
    Value of Financial Instruments, requires the Company to disclose estimated fair values for its financial instruments, for which it is practicable to estimate. The fair value of the Company's payables to related parties are not practicable to estimate due to the related party nature of the underlying transactions. Management believes that the carrying amounts of the Company's other financial instruments approximates their fair values primarily because of the short-term maturity of these instruments.

   Estimates are not necessarily indicative of the amounts which could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.