Form 10QSB
period 1999-03-31
DEUCALION RESEARCH INC
filed 2000-02-24
CIK 820295

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1999

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to_________

                          Commission File No. 0-12374

                           Deucalion Research, Inc.
                           ------------------------
            (Exact Name of Registrant as Specified in its Charter)

              North Dakota                         45-0375367
          -----------------------                 ------------
      (State or other jurisdiction of            (IRS Employer
      incorporation or organization)           Identification No.)

  6601 East Grant Road, Suite 101
  Tucson, Arizona                                        85715
  --------------------------------------------------------------
  (Address of principal executive offices)             (Zip code)


                                (520) 886-5354
                                --------------
              (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes        No   X
                              ------         -----

Number of shares of common stock outstanding: 501,610,127 Shares of Common Stock, par value $.0001 per share, were outstanding as of July 13, 1999.

                           DEUCALION RESEARCH, INC.

Part 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           DEUCALION RESEARCH, INC.

                                 BALANCE SHEET

                                MARCH 31, 1999
                                  (Unaudited)

                                    ASSETS
Current assets:
 Cash                                                      $    3,912
 Prepaid expenses                                               4,500
                                                            ---------

    Total current assets                                        8,412
                                                            ---------

Equipment                                                      11,440
                                                            ---------
                                                               11,440
Less accumulated depreciation                                  11,440
                                                            ---------
                                                            ---------
                                                           $    8,412
                                                            =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable:
   Related parties                                         $    1,170
   Other                                                       78,381
 Accrued management service fees, related party                93,412
                                                            ---------
    Total liabilities (all current)                           172,963
                                                            ---------
Commitment

Shareholders' equity (deficit):
 Common stock, $.0001 par value; authorized 1,500,000,000
  shares; issued 501,610,127 shares                            50,161
 Capital in excess of par value                             2,130,016
 Accumulated deficit                                       (2,344,728)
                                                            ---------
                                                             (164,551)
                                                            ---------
                                                           $    8,412
                                                            =========

                           DEUCALION RESEARCH, INC.

                           STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)

                                                    1999             1998
                                                 ------------    ------------
Expenses:
 General and administrative                      $      1,603    $        644
                                                 ------------    ------------
Net loss                                         $     (1,603)   $       (644)
                                                 ============     ===========
Basic and diluted loss per common share          $          *    $          *
                                                 ============    ============
Weighted average number of shares outstanding     501,610,127     501,610,127

*Less than $.01 per share

                           DEUCALION RESEARCH, INC.

                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                       THREE MONTHS ENDED MARCH 31, 1999
                                  (Unaudited)

                                        Common stock          Capital in                       Treasury stock
                                  -------------------------     excess     Accumulated   --------------------------
                                    Shares         Amount       of par       deficit       Shares         Amount        Total
                                  -----------    ----------   ----------   -----------   -----------    -----------   ----------
Balances, January 1, 1999         517,859,353    $   51,786   $2,384,509   $(2,343,125)   16,249,226       (256,118)  $ (162,948)

Retirement of treasury shares     (16,249,226)                    (1,625)     (254,493)                 (16,249,226)     256,118

Net loss                                                                        (1,603)                                   (1,603)
                                  -----------    ----------   ----------   -----------   -----------    -----------   ----------

Balances, March 31, 1999          501,610,127        50,161    2,130,016    (2,344,728)            0              0     (164,551)
                                  ===========    ==========   ==========   ===========   ===========    ===========   ==========

                      See notes to financial statements.

                           DEUCALION RESEARCH, INC.

                           STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)


                                                        1999       1998
                                                    --------    -------
Cash flows from operating activities:
  Net loss                                          $ (1,603)   $  (644)
                                                    --------    -------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Change in operating liabilities:
     Increase in accounts payable and accrued
       expenses                                            0        644
                                                      ------      -----
  Total adjustments                                        0        644
                                                      ------      -----

Net cash used in operating activities                 (1,603)         0
                                                      ------      -----

Decrease in cash                                      (1,603)         0

Cash, beginning                                        5,515      5,722
                                                      ------      -----

Cash, ending                                        $   3,912    $ 5,722
                                                    =========    =======

During the three months ended March 31, 1999 and 1998 no cash was paid for interest or income taxes.


                                      F-4
                       See notes to financial statement

                           DEUCALION RESEARCH, INC.
                    Selected Notes to Financial Statements
                         (Not a Complete Presentation)
                                March 31, 1999
                                  (Unaudited)

NOTE  1.  Basis of presentation:

  The financial statements of Deucalion Research, Inc. (The "Company") included in this Form 10-QSB have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

  In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three month periods ended March 31, 1999 and 1998 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

  There has not been any change in the significant accounting policies of the Company for the periods presented.

NOTE  2.  Stock purchase agreement:

  Effective August 31, 1999, the Company completed a transaction whereby the Company sold approximately 67% of the post transaction voting common stock for an aggregate purchase price of $110,000. Also, effective August 31, 1999 ("the Initial Closing Date"), the directors and officers of the Company resigned and the purchasers were elected as directors and officers of the Company.

  Pursuant to the terms of the transaction, the purchasers paid the Company
   $100,000 of the purchase price in exchange for 998,000,000 of shares of the Company's common stock. Upon obtaining shareholder approval, the Company will effect a recapitalization of the Company, which may include a reverse stock split. After the reverse stock split and recapitalization, the purchasers have agreed to pay the remaining $10,000 purchase price in exchange for shares of the Company's common stock which will result in the purchasers owning 95% of the Company.

  The stock purchase agreement also provided for the settlement of certain
   Company liabilities, including $38,836 owed for legal fees and $93,412 owed for management service fees. The Company intends to settle these liabilities through the issuance of common stock equal to 1/2% and 1%, respectively, of the total outstanding common stock of the Company after completion of the proposed transaction.

                           DEUCALION RESEARCH, INC.
                    Selected Notes to Financial Statements
                         (Not a Complete Presentation)
                                March 31, 1999
                                  (Unaudited)


NOTE 3.  Subsequent Event:

  Effective September 1, 1999, the Company completed an agreement with Farley &
   Associates, Inc., an Arizona corporation, which is wholly owned by Michael R. Farley, whereby the Company acquired the rights to purchase 516,667 shares of SiteScape in exchange for a $200,000 note payable (Due on demand, bearing interest at 9%). To date, the Company has purchased 258,334 shares of SiteScape Preferred Stock in exchange for $500,000. The Company is further obligated to purchase an additional 258,333 shares of Preferred Stock for $500,000 in March 2000. The Company funded the purchase of the Preferred Stock by purchasing Mr. Farley's investment in SiteScape for a $400,000 note payable (Due on demand, bearing interest at 9%) and the payment of $100,000 cash to SiteScape.

Part 1.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO THE REGISTRANT'S OPERATIONS, MERGERS OR ACQUISITIONS, GOVERNMENTAL REGULATION, THE VALUE OF THE REGISTRANT'S ASSETS AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

Management's Discussion and Analysis for the three months ended March 31, 1999 and 1998

   Results of Operations

   During September 1992, the Company ceased active operations. Since that time, the Company's activities have primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota. During the quarter ended March 31, 1999 the Company incurred legal expense of $1,500. Because of the Company's inactivity it has been able to minimize its expenses and there were no other significant expenses during the three months ended March 31, 1999 or 1998.

   Liquidity and Capital Resources.

   The independent auditors' report on the Company's financial statements as of December 31, 1998, and for each of the years in the two-year period ended December 31, 1998, includes a

   "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's plan with regard to future operations involve the sale of a majority of its common stock as described in Note 2 to the financial statements.

   As of March 31, 1999, the Company had a working capital deficiency of $164,551. As described in Note 2 to the financial statements, the Company has agreed to settle approximately $142,000 of current liabilities in exchange for one and one-half percent of the Company's old common stock.

   The Company anticipates a significantly increased need for working capital during 1999 and 2000 as it brings its required filings under the Securities and Exchange Act of 1934 current and proceeds with the Stock Purchase Agreement, Recapitalization and shareholder's meeting.

   No capital expenditures have been made by the Company since December 1998.

Management's Discussion and Analysis and Plan of Operation.

     Plan of Operation

     On July 29, the Stock Purchase Agreement between the Company and Michael R. Farley and Forrest L. Metz was closed. All of the officers and directors tendered their resignations and Messrs. Farley and Metz were elected to the Board of Directors. Mr. Metz was appointed Chairman of the Board, and Mr. Farley was appointed Chief Executive Officer. In August, the Company hired Grant S. Papanikolas as Chief Operating Officer. The new management is preparing the necessary documents to cause the Company to have a special shareholders meeting for the following purposes: 1) effect a recapitalization of the Company which will include a reverse stock split with a magnitude not yet determined; 2) change the name of the Company to Digital Fuel, Inc.; 3) appoint independent accountants; 4) change the domicile of the Company to Delaware. As per the Stock Purchase Agreement, at the completion of the reverse stock split and recapitalization, Messrs. Farley and Metz will purchase additional shares of the common stock of the Company and will end up owning 95% of the common stock of the Company.

     Effective September 1, 1999, the Company completed an agreement with Farley & Associates, Inc., an Arizona corporation, which is wholly owned by Michael R. Farley, whereby the Company acquired the rights to purchase 516,667 shares of SiteScape in exchange for a $200,000 note payable. To date, the Company has purchased 258,334 shares of SiteScape Preferred Stock in exchange for $500,000. The Company is further obligated to purchase an additional 258,333 shares of Preferred Stock for $500,000 in March 2000. The Company funded the purchase of the Preferred Stock by purchasing Mr. Farley's investment in SiteScape for a $400,000 note payable and the payment of $100,000 cash to SiteScape.

     SiteScape acquired AltaVista FORUM from Compaq Computer in April 1999, just prior to CMGI's acquisition of the popular AltaVista search engine. FORUM was conceived and developed by the Digital AltaVista team at a cost of tens of millions of dollars in product development. The transaction provides value to SiteScape in four areas.

     1. A product with five years of rich technical development and broad industry wide use.

     2. All intellectual property and technical resources, including the development team's senior engineering personnel.

     3. An estimated global installed base of over 1,200 customers, the best of the Fortune 1000.

     4. The rights to use AltaVista Search engine, which is embedded in the product.

     Originally, AltaVista created FORUM to fulfill a variety of "team collaboration" or "groupware" needs. Today, the product leverages the Internet for organizations that seek to enhance the functionality of existing application investments. In the near future, FORUM will be used to extend existing enterprise applications into the supply chain, the field and the front office. Tomorrow, because of its open source and platform independence, FORUM could become the standard web nervous system that provides the platform for web-based applications.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports of Form 8-K

             (a) Exhibit 27 - Financial data schedule

             (b) The Company filed no reports on Form 8-K during the quarter covered by this report

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DEUCALION RESEARCH, INC.
                                   (Registrant)


                                By /s/ Michael R. Farley
                                  ----------------------------------------------
                                  Michael R. Farley, Chief Executive Officer


                                By /s/ Forrest L. Metz
                                  ----------------------------------------------
                                  Forrest L. Metz, President and Chief Financial Officer
Date: February __, 2000