Form 10QSB
period 1999-06-30
DEUCALION RESEARCH INC
filed 2000-02-24
CIK 820295

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1999

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to_________

                          Commission File No. 0-12374

                           Deucalion Research, Inc.
                      ----------------------------------
            (Exact Name of Registrant as Specified in its Charter)


            North Dakota                                      45-0375367
-------------------------------                             --------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

6601 East Grant Road, Suite 101, Tucson, Arizona                           85715
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)


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

                           DEUCALION RESEARCH, INC.

Part 1.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                           DEUCALION RESEARCH, INC.
                                 BALANCE SHEET
                                 JUNE 30, 1999
                                  (Unaudited)



                                     ASSETS
Current assets:
   Cash                                                           $ 3,842
   Prepaid expenses                                                 4,500
                                                                  -------

   Total current assets                                             8,342
                                                                  -------

Equipment                                                          11,440
                                                                  -------
                                                                   11,440
Less accumulated depreciation                                      11,440
                                                                  -------
                                                                  -------

                                                                  $ 8,342
                                                                  -------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable:
     Related parties                                          $     1,170
     Other                                                         78,381
   Accrued management service fees, related party                  93,412
                                                              -----------

   Total liabilities (all current)                                172,963
                                                              -----------

Commitment

Shareholders' equity (deficit):
   Common stock, $.0001 par value; authorized 1,500,000,000
     shares; issued 501,610,127 shares                             50,161
   Capital in excess of par value                               2,130,016
   Accumulated deficit                                         (2,344,798)
                                                              -----------
                                                                 (164,621)
                                                              -----------

                                                              $     8,342
                                                              -----------


                      See notes to financial statements.

                           DEUCALION RESEARCH, INC.

                           STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (Unaudited)

                                                      1999          1998
                                                 ------------   ------------
Expenses:
  General and administrative                     $         70   $        435
                                                 ------------   ------------

Net loss                                         $        (70)  $       (435)
                                                 ------------   ------------

Basic and diluted loss per common share          $          *   $          *
                                                 ============   ============

Weighted average number of shares outstanding     501,610,127    501,610,127

*Less than $.01 per share




                      See notes to financial statements.

                           DEUCALION RESEARCH, INC.

                           STATEMENTS OF OPERATIONS

                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (Unaudited)

                                                     1999          1998
                                                 ------------  ------------
Expenses:
  General and administrative                     $      1,673  $      1,079
                                                 ------------  ------------

Net loss                                         $     (1,673)  $    (1,079)
                                                 ============  ============

Basic and diluted loss per common share          $          *  $          *
                                                 ============  ============

Weighted average number of shares outstanding     501,610,127   501,610,127

*Less than $.01 per share



                      See notes to financial statements.

                           DEUCALION RESEARCH, INC.

                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                        SIX MONTHS ENDED JUNE 30, 1999
                                  (Unaudited)



                           Common stock      Capital in                Treasury stock
                     ---------------------     excess      Accumulated --------------
                      Shares        Amount     of par        deficit      Shares        Amount        Total
                     -----------   --------   ----------  -----------  --------------  --------   -----------
Balances,
  January 1, 1999    517,859,353   $ 51,786   $2,384,509  $(2,343,125)     16,249,226  (256,118)  $  (162,948)

Retirement of
  treasury shares    (16,249,226)    (1,625)    (254,493)                 (16,249,226)  256,118

Net loss                                                       (1,673)                                 (1,673)
                     -----------   --------   ----------  -----------  --------------  --------   -----------

Balances,
  June 30, 1999      501,610,127     50,161    2,130,016   (2,344,798)              0         0      (164,621)
                     -----------   --------   ----------  -----------  --------------  --------   -----------


                      See notes to financial statements.

                           DEUCALION RESEARCH, INC.

                           STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (Unaudited)


                                                       1999       1998
                                                   ----------   ---------
Cash flows from operating activities:
  Net loss                                         $   (1,673)  $  (1,079)
                                                   ----------   ---------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Change in operating liabilities:
     Increase in accounts payable and accrued
       expenses                                             0         964
                                                   ----------   ---------
  Total adjustments                                         0         964
                                                   ----------   ---------

Net cash used in operating activities                  (1,673)       (115)
                                                   ----------   ---------

Decrease in cash                                       (1,673)       (115)

Cash, beginning                                         5,515       5,722
                                                   ----------   ---------

Cash, ending                                       $    3,842   $   5,607
                                                   ==========   =========


During the six months ended June 30, 1999 and 1998 no cash was paid for interest or income taxes.


                      See notes to financial statements.

                           DEUCALION RESEARCH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED JUNE 30, 1999 AND 1998


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

   In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three month periods ended June 30, 1999 and 1998 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                           DEUCALION RESEARCH, INC.

                   THREE MONTHS ENDED JUNE 30, 1999 AND 1998

3. Subsequent Event:

   Effective September 1, 1999, the Company completed an agreement with Farley &
     Associates, Inc., an Arizona corporation, which is wholly owned by Michael
     R. Farley, whereby the Company acquired the rights to purchase 516,667 shares of SiteScape in exchange for a $200,000 note payable (Due on demand, bearing interest 9%). To date, the Company has purchased 258,334 shares of SiteScape Preferred Stock in exchange for $500,000. The Company is further obligated to purchase an additional 258,333 shares of Preferred Stock for $500,000 in March 2000. The Company funded the purchase of the Preferred Stock by purchasing Mr. Farley's investment in SiteScape for a $400,000 note payable (Due on demand, bearing interest at 9%) and the payment of $100,000 cash to SiteScape.

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

Management's Discussion and Analysis for the six months ended June 30, 1999 and 1998

     Results of Operations

     During September 1992, the Company ceased active operations. Since that time, the Company's activities have primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota. During the quarter ended June 30, 1999 the Company incurred legal expense of $1,500. Because of the Company's inactivity it has been able to minimize its expenses and there were no other significant expenses during the six months ended June 30, 1999 or 1998.

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

     As of June 30, 1999, the Company had a working capital deficiency of $164,621. As described in Note 2 to the financial statements, the Company has agreed to settle approximately $142,000 of current liabilities in exchange for one and one-half percent of the Company's old common stock.

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



                                       DEUCALION RESEARCH, INC.
                                       (Registrant)

                                       By Michael R. Farley
                                         ---------------------------------------
                                          Michael R. Farley,
                                          Chief Executive Officer



                                       By Forrest L. Metz
                                         ---------------------------------------
                                          Forrest L. Metz,
                                          President and Chief Financial Officer



Date: February __, 2000