Form 10QSB
period 1999-09-30
DEUCALION RESEARCH INC
filed 2000-03-15
CIK 820295

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1999

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to_________

                          Commission File No. 0-12374

                           Deucalion Research, Inc.
                      ----------------------------------
            (Exact Name of Registrant as Specified in its Charter)


        North Dakota                                            45-0375367
-----------------------------                                 -------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)


6601 East Grant Road, Suite 101, Tucson, Arizona                    85715
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

                               Yes ____  No   X
                                             -----

Number of shares of common stock outstanding: 1,499,610,127 Shares of Common Stock, par value $.0001 per share, were outstanding as of March 13, 1999.

                           DEUCALION RESEARCH, INC.

Part 1.   FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           DEUCALION RESEARCH, INC.
                                 BALANCE SHEET
                              SEPTEMBER 30, 1999
                                  (Unaudited)

                                    ASSETS

Current assets:
 Cash                                                              $   191,171
 Deposit                                                           $   400,000
                                                                   -----------

  Total current assets                                                 591,171
                                                                   -----------

                                                                   $   591,171
                                                                   ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY



Current liabilities:
 Notes payable, related parties (Notes 3 and 4)                    $   728,400
 Accounts payable:
  Related parties                                                        2,774
  Other                                                                 79,670
 Accrued management service fees, former president and CEO              92,400
                                                                   -----------

  Total liabilities (all current)                                  $   903,244
                                                                   -----------



Commitments (Note 4)

Shareholders' equity deficiency:
 Common stock, $.0001 par value; authorized 1,500,000,000
  shares; issued 1,499,610,127 shares                                  149,961
 Capital in excess of par value                                      2,130,216
 Accumulated deficit                                                (2,592,250)
                                                                   -----------

                                                                      (312,073)
                                                                   -----------

                                                                   $   591,171
                                                                   ===========

                       See Notes to Financial Statements

                           DEUCALION RESEARCH, INC.

                           STATEMENTS OF OPERATIONS

                THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)

                                                     1999          1998
                                                 -----------    -----------
Expenses:
  General and administrative                     $   243,541    $        40
                                                 -----------    -----------

Operating loss                                      (243,541)           (40)
                                                 -----------    -----------

Interest expense, related parties                      3,911
                                                 -----------    -----------

Net loss                                         $  (247,452)   $       (40)
                                                 ===========    ===========

Basic and diluted loss per common share          $      *       $    *
                                                 ===========    ===========

Weighted average number of shares outstanding    990,613,429    501,610,127

*Less than $.01 per share


                       See Notes to Financial Statements

                           DEUCALION RESEARCH, INC.

                           STATEMENTS OF OPERATIONS

                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)

                                                      1999         1998
                                                   ----------   ------------
Expenses:
  General and administrative                       $  245,214    $     1,119
                                                   ----------    -----------

Operating loss                                       (245,214)        (1,119)
                                                   ----------    -----------

Interest expense                                        3,911
                                                   ----------    -----------

Net loss                                           $ (249,125)   $    (1,119)
                                                   ==========    ===========

Basic and diluted loss per common share            $    *        $    *
                                                   ==========    ===========

Weighted average number of shares outstanding     666,402,449    501,610,127

*Less than $.01 per share


                       See Notes to Financial Statements

                           DEUCALION RESEARCH, INC.

                 STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY

                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)

                                                               Capital in
                                           Common stock         excess       Accumulated         Treasury stock
                                    -----------------------                                  ----------------------
                                        Shares      Amount      of par         deficit         Shares      Amount          Total
                                    ------------  ---------   ----------     -----------     ----------  ----------     ---------
Balances, January 1, 1999            517,859,353  $  51,786   $2,384,509    $ (2,343,125)    16,249,226  $ (256,118)    $(162,948)

Retirement of treasury shares        (16,249,226)    (1,625)    (254,493)                   (16,249,226)    256,118

Issuance of common shares            998,000,000     99,800          200                                                  100,000

Net loss                                                                        (249,125)                                (249,125)
                                    ------------  ---------   ----------    ------------    -----------  ----------     ---------
Balances, September 30, 1999       1,499,610,127  $ 149,961   $2,130,216    $ (2,592,250)                               $(312,073)
                                   =============  =========   ==========    ============    ===========  ==========     =========

                       See Notes to Financial Statements

                           DEUCALION RESEARCH, INC.

                           STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)



                                                          1999               1998
                                                      -------------       ------------
Cash flows from operating activities:
  Net loss                                            $    (249,125)      $     (1,119)
                                                      -------------       ------------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Non-cash expense in connection with Site-
    Scape option (Note 4)                                   600,000
   Change in operating liabilities:
     Decrease in prepaid expense                              4,500
     Increase in deposits                                  (400,000)
     Increase in accounts payable and accrued
       expenses                                               1,881                964
                                                      -------------       ------------
  Total adjustments                                         206,381                964
                                                      -------------       ------------

Net cash used in operating activities                       (42,744)              (155)
                                                      -------------       ------------

Net cash provided by financing activities:

  Proceeds from notes payable, related parties
   (Note 3)                                                 200,000
  Repayments of notes payable, related parties
   (Note 3)                                                 (71,600)
  Proceeds from the issuance of common stock                100,000
                                                      -------------       ------------

Net cash provided by financing activities                   228,400
                                                      -------------       ------------

Increase (decrease) in cash                                 185,656               (155)

Cash, beginning                                               5,515              5,722
                                                      -------------       ------------

Cash, ending                                          $     191,171       $      5,567
                                                      =============       ============

During the nine months ended September 30, 1999, $3,911 was paid for interest.


                       See Notes to Financial Statements

                           DEUCALION RESEARCH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

   In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 1999 and 1998 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                           DEUCALION RESEARCH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

2. Stock purchase agreement (continued):

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

3.  Notes payable, related parties:

    Farley Family Partnership, 9%, due on demand            $   200,000

    Farley & Associates, Inc. 9%, due on demand                 528,400
                                                            -----------
                                                            $   728,400
                                                            ===========

    The Farley Family Partnership note arose on September 30, 1999 and provided the Company with $200,000 for cash needs of the Company. Farley Family Partnership is a limited partnership controlled by the immediate family of Michael R. Farley, who is also the president and CEO of the Company. The Farley & Associates, Inc. ("F & A") notes arose on September 1, 1999 and are described further in Note 4.

4. Option to purchase shares of SiteScape:

    Effective September 1, 1999, the Company completed an agreement with F & A, an Arizona corporation (which is wholly owned by Michael R. Farley, who is also President and CEO of the Company and the majority shareholder of the Company) whereby the Company acquired from F & A an option to purchase 516,667 shares of SiteScape, Inc.'s (SiteScape) Series A Preferred Stock (the "Preferred Stock"). The Company acquired this option in exchange for a $200,000 note payable, bearing interest at 9% and due on demand. The option to purchase the SiteScape preferred stock was originally agreed to through negotiations between F & A and SiteScape and allows F & A (or its designee) to purchase 516,667 shares of SiteScape Preferred Stock at an exercise price of $1.9354 per share. The $200,000 represents reimbursement of travel and other direct expenses incurred by F & A in connection with their negotiations with SiteScape and also a fee for F & A's services. The $200,000 has been recorded as general and administrative expense in the accompanying statement of operations.

    Prior to September 1999, F & A provided $400,000 to SiteScape as a deposit on the option to purchase the Preferred Stock. On September 1, 1999, the Company acquired F & A's rights to this deposit in exchange for a $400,000 note bearing interest at 9% and due on demand. This results in a total notes payable to F & A of $600,000 through September 30, 1999. Payments of $71,600 have been made on these notes.

                           DEUCALION RESEARCH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

4. Option to purchase shares of SiteScape (Continued):

   Effective November 5, 1999, the Company exercised one-half of the SiteScape option shares and purchased 258,334 shares of Preferred Stock at a total cost of $500,000. The Company paid $100,000 cash directly to SiteScape, and applied the $400,000 SiteScape deposit described above. In February 2000, the Company exercised the remaining one-half of the SiteScape option shares and purchased 258,333 shares of Preferred Stock for $500,000. At the completion of the above described transactions, the Company owns approximately 20% of the voting stock of SiteScape.

   The Preferred Stock has, among other rights, the right to vote on general matters, the ability of a 1:1 conversion into Class A Voting Common Stock of SiteScape, dividend participation with common shares, and voting on the election of the Board of Directors of SiteScape.

   In addition, the preferred stock shall also be entitled to receive dividends if, and which declared by SiteScape's Board of Directors at the cumulative rate of 8% per year compounded annually. Dividends are due only if declared by the board of directors and the tangible net worth of SiteScape exceeds $25 million.

   SiteScape is an internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is a collaboration software which provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations.

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

Management's Discussion and Analysis and Plan of Operation

Plan of Operation

   Stock Purchase Agreement

   On July 29, 1999 and effective August 31, 1999, the Stock Purchase Agreement between the Company and Michael R. Farley and Forrest L. Metz was closed. All of the officers and directors tendered their resignations and Messrs. Farley and Metz were elected to the Board of Directors. Mr. Metz was appointed Chairman of the Board, and Mr. Farley was appointed Chief Executive Officer. In August, the Company hired Grant S. Papanikolas as Chief Operating Officer. The new management is preparing the necessary documents to cause the Company to have a special shareholders meeting for the following purposes: 1) effect a recapitalization of the Company which will include a reverse stock split with a magnitude not yet determined; 2) change the name of the Company to Digital Fuel, Inc.; 3) appoint independent accountants; and 4) change the domicile of the Company to Delaware. As per the Stock Purchase Agreement, at the completion of the reverse stock split and recapitalization, Messrs. Farley and Metz will purchase additional shares of the common stock of the Company and will end up owning 95% of the common stock of the Company.

   SiteScape, Inc. Investment

   Effective September 1, 1999, the Company completed an agreement with Farley & Associates, Inc. (F & A), an Arizona corporation (which is wholly owned by Michael R. Farley, who is also President and CEO of the Company and the majority shareholder of the Company) whereby the Company acquired from F & A an option to purchase 516,667 shares of SiteScape, Inc.'s (SiteScape) Series A Preferred Stock (the "Preferred Stock"). The Company acquired this option in exchange for a $200,000 note payable, bearing interest at 9% and due on demand. The option to purchase the SiteScape preferred stock was originally agreed to through negotiations between F & A and SiteScape and allows F & A (or its designee) to purchase 516,667 shares of SiteScape Preferred Stock at an exercise price of $1.9354 per share. The $200,000 represents reimbursement of travel and other direct expenses incurred by F & A in connection with their negotiations with SiteScape and also a fee for F & A's services. The $200,000 has been recorded as general and administrative expense in the accompanying statement of operations.

   Prior to September 1999, F & A provided $400,000 to SiteScape as a deposit on the option to purchase the Preferred Stock. On September 1, 1999, the Company acquired F & A's rights to this deposit in exchange for a $400,000 note bearing interest at 9% and due on demand. This results in a total notes payable to F & A of $600,000 through September 30, 1999. Payments of $71,600 have been made on these notes.

   Effective November 5, 1999, the Company exercised one-half of the SiteScape option shares and purchased 258,334 shares of Preferred Stock at a total cost of $500,000. The Company paid $100,000 cash directly to SiteScape and applied the $400,000 SiteScape deposit described above. In February 2000, the Company exercised the remaining one-half of the SiteScape option shares and purchased 258,333 shares of Preferred Stock for $500,000.

   The Preferred Stock has, among other rights, the right to vote on general matters, the ability of a 1:1 conversion into Class A Voting Common Stock of SiteScape, dividend participation with common shares, and voting on the election of the Board of Directors of SiteScape.

   In addition, the preferred stock shall also be entitled to receive dividends at the cumulative rate of 8% per year compounded annually. Dividends are due only if and when declared by the board of directors and the tangible net worth of SiteScape exceeds $25 million.

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

   Licensing Agreements

   In 1999, the Company purchased, through loans made to the Company, various software licensing agreements for $135,000. The software allows companies to send secure digital information via the internet to prospective customers, which can purchase the information by credit card.

Management's Discussion and Analysis for the three and nine months ended September 30, 1999 and 1998

   Results of Operations

   During September 1992, the Company ceased active operations. Since that time and through July 29, 1999, the Company's activities have primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and accounting for its investment in SiteScape. During the three and nine months ended September 30, 1999 the Company incurred $200,000 of expense related to the SiteScape option (as described above) and legal and accounting expense of approximately $23,500. The Company also incurred interest expense of $3,911, in connection with a related party loan of $600,000. In September 1999, entities controlled by Mr. Farley made loans of $800,000 to the Company for certain investment transactions and the ongoing cash needs of the Company of which $71,600 was repaid prior to September 30, 1999.

   Liquidity and Capital Resources

   The independent auditors' report on the Company's financial statements as of December 31, 1998, and for each of the years in the two-year period ended December 31, 1998, includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. In 1999, the Company received $100,000 for the sale of a majority of its common stock as described in Note 2 to the financial statements. The Company also received $800,000 of loans from related parties as described in Notes 3 and 4 to the financial statements, of which $71,600 was repaid prior to September 30, 1999.

   As of September 30, 1999, the Company had a working capital deficiency of $312,073. As described in Note 2 to the financial statements, the Company has agreed to settle approximately $142,000 of current liabilities in exchange for one and one-half percent of the Company's post reverse stock split common stock as described in Note 2 to the financial statements.

   The Company anticipates a significantly increased need for working capital during the remainder of 1999 and 2000 as it brings its required filings under the Securities and Exchange Act of 1934 current and finalizes the items in the special shareholders meeting mentioned above. The Company also purchased software-licensing agreements through the issuance of notes as described above. The

   Company is seeking additional working capital through debt and/or equity offerings, which will be used for the above described purposes and to market and further develop the licensing agreement.

No capital expenditures have been made by the Company since December 1998.


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



                                 DEUCALION RESEARCH, INC.
                                 (Registrant)

                                 By  /s/ Michael R. Farley
                                   --------------------------------------------
                                     Michael R. Farley, Chief Executive Officer



                                 By  /s/ Forrest L. Metz
                                   ---------------------------------------------
                                     Forrest L. Metz, President and Chief
                                     Financial Officer
Date: March 14, 2000