Form 10KSB
period 1999-12-31
DEUCALION RESEARCH INC
filed 2000-04-14
CIK 820295

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal years ended:  December 31, 1999
                                    -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

                         Commission file number: 0-16534
                                                 -------


                            DEUCALION RESEARCH, INC.
                 ----------------------------------------------
                 (Name of small business issued in its charter)


        North Dakota                                      45-0375367
        ------------                                      ----------
(State or other jurisdiction of                   (I.R.S. Employer I.D. Number)
incorporation or organization)


                 6601 E. Grant Road, Tucson, Arizona 85715-3821
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (520) 886-5354
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

         Yes  X    No
            -----    -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

         State issuer's revenue for its most recent fiscal year.    $0
                                                                    --

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of March 13, 2000, 1,499,610,127 shares of Common Stock, par value $.0001 per share, were outstanding.

         Documents incorporated by reference: Schedule 14F-1 Information Statement filed on July 17, 1999.

                 Transitional Small Business Disclosure Format (Check one):
                 Yes                No   X
                    -----              -----

                            DEUCALION RESEARCH, INC.
                                   FORM 10-KSB

                                     PART I

This report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intent," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including those discussed under the captions "Risks Related to Our New Business Ventures" and "Risks Related to the Internet and the Internet Industry."

Item 1.  Description of Business.

         Note: Readers of this report should note that our business materially changed after August 31, 1999. Except as otherwise described in this report, the information in this report is given through December 31, 1999. As described in the Schedule 14F-1 Information Statement, as filed with the Securities and Exchange Commission on July 17, 1999 and incorporated herein by reference, there was a change in control of Deucalion Research, Inc. Mr. Farley and the Metz Trust purchased a majority of our outstanding common stock and have begun the process of bringing our filings with the Securities and Exchange Commission current. Under the current management, headed by Mr. Farley, we have resumed business operations seeking opportunities in the emerging software and internet technology industries.

(a)      Business Development

         Prior Business.

         Deucalion Research, Inc., was incorporated under the laws of the State of North Dakota on May 3, 1983. The company was formed to research, develop, formulate, produce and market environmental engineering products and related services. We initially emphasized the development of custom-engineered environmentally sound products and processes to remove toxic hydrogen sulfide ("H2S" or "sour" gas) and other impurities from gas streams originating from petroleum fields and sanitary landfills, leaving clean gas for immediate fuel use (the "Deucalion Process"). As a result of the general decline of the petroleum industry during 1986, we reduced our emphasis on oil field operations and began devoting efforts to the development and engineering of alternative products and processes as well as the obtaining of additional funds primarily through the exchange of an interest in a landfill gas project and additional issuances of our common stock to fund such activities.

         During January and February, 1988, we conducted a public offering of 227,058,000 units at $.01 per Unit resulting in net proceeds of $1,620,028. These proceeds were used to fund our business plan until December 1991, when we ceased active operations.

         We initially developed the Deucalion Process using the proprietary "Ferro-Fluids" (hydrated iron oxide in fluid form) for removing hydrogen sulfide from crude oil, natural gas and landfill gas during drilling and production operations. H2S is a toxic and corrosive waste product which must be removed before the petroleum products can be used for fuel or other purposes. Traditionally, sour gas has been burned which is a cause of acid rain in the atmosphere; this method is now subject to strict regulation by the Environmental Protection Agency and other federal and state agencies. Where sour gas is used to fuel engines, the resulting acid causes severe damage to engine components and results in polluted exhaust gases. We are no longer utilizing the Deucalion Process in any operation, and we have not been successful in our attempt to license manufacturing and marketing of the Deucalion Process since 1991.

           In 1992, we determined that no further demonstration plans for the Deucalion Process were warranted. Our initial product, Ferro-Fluids, is not being marketed at this time, and we were not successful in attempts to license manufacturing and marketing of the product. Since 1992, we have tried to find an operating enterprise with which to merge or otherwise form a business combination. However, no such opportunity presented itself until Messrs. Farley and the Metz Trust offered to purchase our outstanding but unissued shares under the terms of a Stock Purchase Agreement (the "Agreement"), dated April 20, 1999, between Deucalion and Michael R. Farley and Forrest L. Metz.

Change in Control and Restructure of Deucalion

         Effective August 31, 1999, we completed a transaction whereby we sold approximately 67% of our post transaction voting common stock for an aggregate purchase price of $110,000. Also, effective August 31, 1999, the former directors and officers of Deucalion resigned and the purchasers were elected as directors and officers of the Company.

         Pursuant to the terms of the transaction, the purchasers paid us $100,000 of the purchase price in exchange for 998,000,000 of shares of our common stock. The newly appointed management of Deucalion, upon obtaining shareholder approval, plan to effect a recapitalization of Deucalion, which may include a reverse stock split, change the name of Deucalion to Digital Fuel, Inc., appoint independent accountants and change the domicile of the company to Delaware. After the reverse stock split and recapitalization, the purchasers have agreed to pay the remaining $10,000 purchase price in exchange for shares of Deucalion's common stock which will result in the purchasers owning 95% of Deucalion.

         The stock purchase agreement also provided for the settlement of certain liabilities of Deucalion, including $38,836 owed for legal fees and $93,412 owed for management service fees. The new management intends to settle these liabilities through the issuance of common stock equal to 1/2% and 1%, respectively, of the total outstanding common stock of the company after completion of the recapitalization and issuance of additional shares of common stock to the purchasers.

(b)      Narrative Description of Business

Current Status

         Since the time we ceased active business operations in December 1991 and until recently, we have been essentially inactive. We did not maintain our status as a reporting company pursuant to the rules of the Securities and Exchange Commission and we did not seek to provide a market for our outstanding securities. Management does not plan to voluntarily deliver an annual report to security holders this year.

         Investment in Preferred Stock Shares of SiteScape

         Effective September 1, 1999, the new management completed an agreement with F & A, Inc., an Arizona corporation ("F & A"), wholly owned by Michael R. Farley who is also chief executive officer, a director and a majority shareholder of Deucalion, whereby the Deucalion acquired from F & A an option to purchase 516,667 shares of Series A Preferred Stock of SiteScape, Inc. ("SiteScape"). Deucalion acquired this option in exchange for a $200,000 draw on a multiple advance promissory note extended to the company by F & A of up to $800,000, bearing interest at 9% and due on demand (the "F & A Note"). The option to purchase the SiteScape preferred stock was originally agreed to through negotiations between F & A and SiteScape and allows F & A (or its designee) to purchase 516,667 shares of SiteScape preferred stock at an exercise price of $1.9354 per share. The $200,000 represents reimbursement of travel and other direct expenses incurred by F & A in connection with their negotiations with SiteScape and also a fee for F & A's services. The $200,000 has been recorded as general and administrative expense in the accompanying statement of operations.

         SiteScape is an internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is collaboration software that provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations.

         Prior to September 1999, F & A provided $400,000 to SiteScape as a deposit on the option to purchase the preferred stock. On September 1, 1999, Deucalion acquired F & A's rights to this deposit in exchange for a $400,000 draw on the F & A Note. In addition, F & A advanced $10,000 to the company for the purchase of the license agreement. This results in a total notes payable to F & A of $610,000 through December 31, 1999. Payments of $74,049 have been made on these notes.

         Effective November 5, 1999, Deucalion exercised one-half of the SiteScape option shares and purchased 258,334 shares of preferred stock at a total cost of $500,000. Deucalion paid $100,000 cash directly to SiteScape, and applied the $400,000 SiteScape deposit described above. In February 2000, we exercised the remaining one-half of the SiteScape option shares and purchased 258,333 shares of preferred stock for $500,000. Deucalion now owns approximately 20% of the voting stock of SiteScape.

         The SiteScape preferred stock has, among other rights, the right to vote on general matters and the election of the board of directors of SiteScape, the ability of a 1:1 conversion into Class A voting common stock of SiteScape and dividend participation with common shares.

         In addition, the preferred stock shall also be entitled to receive dividends if, and when declared by SiteScape's board of directors at the cumulative rate of 8% per year compounded annually. Dividends are due only if the tangible net worth of SiteScape exceeds $25 million and if declared by the board of directors of SiteScape.

Advances to Rainbow Country, Inc.

         Consistent with our business strategy, our management identified this early stage company and provided Rainbow Country, Inc. ("Rainbow") with advances of $25,245. These funds were part of Rainbow's seed capital to continue exploring the feasibility of delivering potable water to Tucson, Arizona. This feasibility study included but was not limited to determining the costs associated with securing the water rights, plus designing and building a delivery system. In addition, some work was done to quantify the demand and price point for deliverable water to Tucson.

         The result of this six-month effort has been the determination that the scope of this project is beyond our technical and capital resources. Negotiations are currently under way with the Rainbow to convert this early stage funding into either an equity position in this project or a note that will come due and payable by years end. We have not ruled out a combination of equity and a note to compensate us for our investment in Rainbow.

Business Model

                  Licensing Agreements

         In 1999, Deucalion purchased, through loans made to us, various software license agreements for $250,000. Of this amount, $45,000 was financed in 1999 and $205,000 is due through June 30, 2000. These license agreements are with M2Direct, Inc. and will create an opportunity for us to provide businesses with e-commerce tools to develop alternative Internet distribution channels for their products and services. This technology accelerates the distribution and selling of goods and services in e-commerce by enabling the secure delivery of digital information via email, the largest single mechanism for communication on the Internet.

         An intelligent electronic envelope is the basis for this technology. Each envelope has a unique name and any data file can be moved into the envelope. The envelope can be compressed and saved onto the local computer or it can be automatically compressed and attached to the sender's email system. A single envelope can contain as few as one file or as many as a thousand. The process of compressing the documents and then securing them against unauthorized entry is done with an optional password. Submitting customer profile data and/or the use of a credit card can also open the contents of the envelope.

         In order to attempt to market the M2Direct licensed technology, meetings have either been conducted or are scheduled with companies that have a need to protect copyrighted books, newspapers, and analyst's reports. Efforts are currently underway to explore the secure envelopes application in the security of patient recorders, to comply with health insurance legislation.

         In addition to the digital rights management market, our plan of operation includes exploring the feasibility of combining this envelope technology with collaboration and data mining software products and companies. As an example, documents can be securely delivered, such as bids, in the business-to-business construction management and collaboration market segment. In fact, technical efforts are underway to combine this licensed software with two specific software products that will enhance our capabilities to compete in the business-to-business market space.

         We are also exploring the application of this technology with a concept called "Reintermediation," meaning the creation of a new type of retail middleman, the electronic commerce distributor. With the M2Direct licensed technology, entire catalogs of goods and services can be delivered to a customer's email address, allowing them to shop and buy from an electronic resource that is local to their computer. We are also exploring the concept of variety cataloging in which we could group products from different manufacturers together with brands we may own in the future. We plan to offer the marketing and creative expertise of our employees, together with the M2Direct licensed technology, to serve our partners' products, as a new kind of Internet marketing firm.

         We are developing business plans to utilize the M2Direct licensed technology in a variety of ways. Although we have presented the technology and our ideas to several companies and have many more meetings scheduled, we have no contracts with other companies at this time.

         Neither the Company nor its officers or directors currently owns any patents to any products or processes developed by the Company, including the Deucalion Process.


Risks Relating to Our New Business Ventures

         We have little relevant operating history to evaluate performance or
         --------------------------------------------------------------------
prospects.
----------

         We consider ourselves to be engaged primarily in research and development activities, raising capital, acquiring licenses and/or businesses and recruiting personnel. We have little relevant operating history upon which we can evaluate our performance and prospects. We face all the risks common to companies in their early stage of development, including:

         o undercapitalization;

         o cash shortages;
         o high capital expenditures;
         o unproven business model;
         o difficulties in managing rapid growth; and
         o lack of sufficient customers, revenue and cash flow

           Although our personnel have experience in developing and commercializing new products based on innovative technologies, unanticipated expenses, problems or technical difficulties could occur which would result in material delays in product commercialization. Our efforts may not result in successful product commercialization.

           We will need additional capital to fund operations.
           ---------------------------------------------------

           We will require additional financial resources to fund our new product development and growth. Although we are actively exploring options for funding, we have received no commitment from any person or source for that financing, and adequate financing may not be available on reasonable terms. Our failure to acquire additional funding when required could impede new product development and growth and, ultimately, our performance and prospects.

           Our earnings growth is dependent upon acceptance of our products.
           -----------------------------------------------------------------

           Our earnings growth depends primarily upon market acceptance of our licensed software products. Our products may not be able to be successfully marketed or achieve customer acceptance.

           Our success depends on the introduction of new products and product
           -------------------------------------------------------------------
enhancements.
-------------

           Our success in the software license and development business is heavily dependent upon the timely introduction of successful new products or enhancements of existing products to replace declining revenues from products at the latter stage of a product cycle. Consumer preferences for software products are difficult to predict, and few consumer software products achieve sustained market acceptance. If revenue from new products or enhancements does not replace declining revenues from existing products, we may experience:

          o lower operating revenues
          o lower net revenues
          o lower cash flows
          o less liquidity

           Production delays could inhibit our success.
           --------------------------------------------

           The process of developing our software products is extremely complex. A significant delay in the introduction of one or more new products or enhancements could have a material adverse effect on the ultimate success of such products and we may experience:

         o lower operating revenues

         o lower net revenues
         o lower cash flows
         o less liquidity

           We operate in a developing market with increasing participants.
           ---------------------------------------------------------------

           The market for Internet products and computer software is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services. Although we believe that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those we possesses, it is possible that a single supplier may dominate one or more market segments. Additionally, there may be insufficient market acceptance of our products because the market for Internet products and computer software changes rapidly.

           We are heavily dependent on our management.
           -------------------------------------------

           Our success depends upon the personal efforts of our Chief Executive Officer, Michael R. Farley. The loss of the services of Mr. Farley could have a material adverse effect on our business and prospects. We do not have "key-person" life insurance on Mr. Farley.

           Our success is linked to our ability to hire and maintain personnel.
           --------------------------------------------------------------------

           Our success depends on our ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense and we may not be able to hire or retain qualified personnel.

           We will be dependent on contracts with other companies for promotion
           --------------------------------------------------------------------
of our products and reputation.
-------------------------------

           We plan to enter into agreements and informal relationships with other software and computer companies under which the companies will use our products. We believe these arrangements are important to the promotion of our products and the public recognition of the company under the new "Digital Fuel" name. These arrangements typically are not exclusive, and may be terminable upon little or no notice. Termination or alteration of these agreements could have any of the following effects on us:

           o limit or eliminate the market for our products
           o limit or eliminate public recognition of the "Digital Fuel" name
           o reduce revenues
           o lower cash flows
           o impair liquidity


Risks Related to the Internet and the Internet Industry

           We face significant competition from other providers of Internet
           ----------------------------------------------------------------
products and computer software.
-------------------------------

            The markets that we intend to enter for our Internet products and computer software are characterized by intense competition and an increasing number of new market entrants who have developed or are developing potentially competitive products. Further, the cost barriers to these markets are relatively low, which means our competitors range from small companies with limited resources to large, more established companies. Some competitors, regardless of size, have substantially greater financial, technical, marketing, distribution, personnel and other resources. For example, current and future competitors with greater financial resources than us may be able to carry larger inventories, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make higher offers or guarantees to software developers and co-development partners than us. It is possible that we may not have the resources to withstand these and other competitive forces.

           We may become subject to government regulation.
           -----------------------------------------------

           We are not currently subject to direct regulation by any government agency in the United States, other than general business regulations applicable to conduct businesses generally. Currently there are few laws or regulations regarding access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. These laws or regulations, if adopted, could also limit the growth of the Internet, which could, in turn, decrease the demand for our proposed products and services and increase our cost of doing business. Inasmuch as the applicability to the Internet of the existing laws governing issues such as property ownership, libel and personal privacy is uncertain, any new legislation or regulation or the application of existing laws and regulations to the Internet could have an adverse effect on our business and prospects.

         The company may be unable to protect its licensed M2Direct technology
         ---------------------------------------------------------------------
rights.
-------

         Our success depends to a significant degree upon the protection of our licensed M2Direct technology rights. Moreover, the laws of other countries in which the M2Direct licensed technology is marketed may afford little or no effective protection of its proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of the M2Direct licensed technology could enable third parties to benefit from the M2Direct technology without paying us for it. If we resort to legal proceedings to enforce its M2Direct licensed technology, the proceedings could be burdensome and expensive.

           Claims by other companies that the M2Direct licensed technology
           ---------------------------------------------------------------
infringe their copyrights or patents could adversely affect the profitability of
--------------------------------------------------------------------------------
the company.
------------

           If the licensed M2Direct technology violates third party proprietary rights, we may be required to obtain additional licenses from third parties to continue offering the secure delivery of digital material over the internet. Any efforts to obtain licenses from third parties may not be successful and, in any case, would substantially increase our costs and have a material adverse effect on the profitability of the M2Direct licenses. Prior to the acquisition of the M2Direct licenses there were no comprehensive patent searches to determine whether the M2Direct technology infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.


Employees

         Our founders are Michael R. Farley and Forrest L. Metz. Mr. Farley serves as Chief Executive Officer and Mr. Metz serves as President of the company. The Executive Committee is composed of our Chief Executive Officer, our President, and Our Chief Operating Officer, Grant S. Papanikolas. The total staff size of the company is four persons.

Item 2.  Properties.

         The Company's offices are located at 6601 E. Grant Road, Suite 101, Tucson, Arizona 85715, which is leased by Farley & Associates, Inc. We have been charged $2,260 for this office space by Farley & Associates, Inc. for the months of August through December 1999.

Item 3.  Legal Proceedings.

         In 1989, the Securities and Exchange Commission ("SEC") commenced an investigation into the company's public offering of securities. The company cooperated fully in this investigation. To date, no response or report has been received from the SEC regarding this investigation. The investigation is confidential in nature, and the SEC has advised the company that the investigation "should not be construed as an indication by the SEC or its staff that any violation of law has occurred, nor should it be construed as a reflection upon any security, person or entity." We have received no information regarding this investigation since 1991, and we have no reason to believe that this investigation will result in any action against the company.

Item 4.  Submission of Matters to Vote of Securities Holders

         Not applicable.

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

(b)      Holders

         The number of holders of record of common shares as of March 13, 2000 was approximately 1,499,610,127.

(c)      Dividends

         The Company has not paid a dividend with respect to its common stock and cannot be expected to pay a dividend on its common stock in the foreseeable future.

Item 6.  Management's Discussion and Analysis and Plan of Operation.

         Management's Discussion and Analysis and Plan of Operation

         Plan of Operation

         In order to attempt to market the M2Direct licensed technology, meetings have either been conducted or are scheduled with companies that have a need to protect copyrighted books, newspapers, and analyst's reports. Efforts are currently underway to explore the secure envelopes application in the security of patient recorders, to comply with health insurance legislation.

         In addition to the digital rights management market, our plan of operation includes exploring the feasibility of combining this envelope technology with collaboration and data mining software products and companies. As an example, documents can be securely delivered, such as bids, in the business-to-business construction management and collaboration market segment. In fact, technical efforts are underway to combine this licensed software with two specific software products that will enhance our capabilities to compete in the business-to-business market space.

         We are also exploring the application of this technology with a concept called "Reintermediation," meaning the creation of a new type of retail middleman, the electronic commerce distributor. With the M2Direct licensed technology, entire catalogs of goods and services can be delivered to a customer's email address, allowing them to shop and buy from an electronic resource that is local to their computer. We are also exploring the concept of variety cataloging in which we could group products from different manufacturers together with brands we may own in the future. We plan to offer the marketing and creative expertise of our employees, together with the M2Direct licensed technology, to serve our partners' products, as a new kind of Internet marketing firm.

         We are developing business plans to utilize the M2Direct licensed technology in a variety of ways. Although we have presented the technology and our ideas to several companies and have many more meetings scheduled, we have no contracts with other companies at this time.

         Stock Purchase Agreement

         On July 29, 1999 and effective August 31, 1999, the Stock Purchase Agreement between the company and Michael R. Farley and Forrest L. Metz was closed. All of the officers and directors tendered their resignations and Messrs. Farley and Metz were elected to the Board of Directors. Mr. Metz was appointed Chairman of the Board, and Mr. Farley was appointed Chief Executive Officer. In August, the company hired Grant S. Papanikolas as Chief Operating Officer. The new management is preparing the necessary documents to cause the company to have a special shareholders meeting for the following purposes: 1) effect a recapitalization of the company which will include a reverse stock split with a magnitude not yet determined; 2) change the name of the company to Digital Fuel, Inc.; 3) appoint independent accountants; and 4) change the domicile of the company to Delaware. As per the Stock Purchase Agreement, at the completion of the reverse stock split and recapitalization, Messrs. Farley and the Metz Trust will purchase additional shares of the common stock of the company and will end up owning 95% of the common stock of the company.


         SiteScape, Inc. Investment

         As discussed under the heading "Investment in Preferred Stock Shares of SiteScape" earlier in this report, through February 2000, the company exercised options to purchase preferred stock of SiteScape for a total consideration of $1,000,000. The company now owns 20% of the voting securities of SiteScape.

         Rainbow Investment

         As discussed under the heading "Advances to Rainbow Country, Inc." earlier in this report, management identified this investment opportunity and provided Rainbow with seed capital advances of $25,245 to continue exploring the feasibility of delivering potable water to Tucson, Arizona. The result of this six-month effort has been the determination that the scope of this project is beyond our technical and capital resources. We are currently negotiating with Rainbow to convert this early stage funding into an equity position in the project, a note that will be due and payable by years end, or a combination of equity and a note.

         Management's Discussion and Analysis for the twelve months ended December 31, 1999

         Results of Operations

         During September 1992, the company ceased active operations. Since that time and through July 29, 1999, our activities have primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and accounting for its investment in SiteScape. During the year ended December 31, 1999 we incurred $200,000 of expense related to the SiteScape option (as described above) and legal and accounting expense of approximately $39,500. The company also incurred interest expense of approximately $22,300, in connection with the various loans as described in the notes to the financial statements. Through December 31, 1999 entities controlled by Mr. Farley made loans of $810,000 to the company for certain investment transactions and the ongoing cash needs of the company of which $74,049 was repaid prior to December 31, 1999.

         Through December 31, 1999, the company incurred approximately $84,245 in research and development costs and approximately $236,000 in marketing and advertising costs from amounts funded through its investments in SiteScape and Rainbow.

         Liquidity and Capital Resources

         The independent auditors' report on the company's financial statements as of December 31, 1999, and for each of the years in the two-year period ended December 31, 1999, includes a "going concern" paragraph that describes substantial doubt about the company's ability to continue as a going concern. In 1999, the company received $100,000 for the sale of a majority of its common stock as described in Note 2 to the financial statements. The company also received $915,000 of loans from related parties as described in Notes 7 and 9 to the financial statements, of which $74,049 was repaid prior to December 31, 1999.

         As of December 31, 1999, the company had a working capital deficiency of $1,008,166. As described in Note 2 to the financial statements, the company has agreed to settle approximately $142,000 of current liabilities in exchange for one and one-half percent of the company's post reverse stock split and issuance of common stock to Michael Farley and the Metz Trust in accordance with the Stock Purchase Agreement.

         The company anticipates a significantly increased need for working capital during 2000 as it brings its required filings under the Securities and Exchange Act of 1934 current and finalizes the items in the special shareholders meeting mentioned above. The company also purchased software-licensing agreements through the issuance of notes as described above. The company is seeking additional working capital through debt and/or equity offerings, which will be used for the above described purposes and to market and further develop the licensing agreement.

Item 7.  Financial Statements.

         The financial statements for the Company as of December 31, 1999, and for each of the years in the two-year period ended December 31, 1999, are included as pages to this report on Form 10-KSB. As the Company meets the definition of an "inactive registrant" under Rule 3-11 of Regulation S-X for the years ending December 31, 1992 through December 31, 1998, only the financial statements for the year ending December 31, 1999 have been audited:

         Independent Auditors' Report

         Balance Sheet - December 31, 1999

         Statements of Operations - For the Years Ended December 31, 1999 and
         1998

         Statements of Shareholders' Equity (Deficit) - For the Years Ended December 31, 1999 and 1998

         Statements of Cash Flows - For the Years Ended December 31, 1999 and
         1998

         Notes to Financial Statements

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

                  Not Applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)      Directors and Executive Officers

         At the present time, there are three officers and two directors of the Company, as follows:

    Name                 Age        Position(s)
------------             ---   ----------------------

Forrest L. Metz          54    President, Chairman of the Board, Treasurer and
                               Secretary; Director since August 1999.

Michael R. Farley        56    Chief Executive Officer and Director since August
                               1999.

Grant S. Papanikolas     52    Chief Operating Officer since August 1999.


         The company does not have any nominating committee or audit committee or other committees performing similar functions. The officers of the company are elected by and serve at the pleasure of the Board of Directors.

         The company did not hold a shareholders' meeting during the fiscal years ended December 31, 1992, 1993, 1994, 1995, 1996, 1997, 1998 and 1999.
Accordingly, after closing of the Agreement, Messrs. Metz and Farley became the company's directors.


         The following is a brief summary of the business experience of the directors and executive officers of the company:

Michael R. Farley
-----------------

         Mr. Farley is the current President of Farley and Associates, Inc., a company involved in the business of providing financing and strategic business plans for small and medium sized companies. From 1994 until 1996, Mr. Farley served as Chairman of the Board and CEO of Green Turf, International, Inc., a company involved in the golf course maintenance business. From 1988 to 1994, Mr. Farley was a member of the Board of Directors of Mid-Atlantic Paging Company, Inc. and New Era Communications, Inc. Both of these affiliated companies were involved in the communications industry and specialized in paging. From 1988 to 1994, Mr. Farley was also the managing General Partner of the Richmond/Tidewater System, which was also involved in the communications industry and specialized in paging. In 1988, Mr. Farley served as Director of Communications for George Bush for President at the Republican National Convention. From 1985 to 1988 Mr. Farley served as Director, Chief Financial Officer, and Vice

President for Celutel, Inc., a company specializing in the development of cellular telephone systems.

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

Forrest L. Metz
---------------

         From 1974 until the present, Mr. Metz has served as Chairman of the Board and CEO of Urban Engineering, Inc., a planning, engineering, and surveying consulting firm. Mr. Metz is also Chairman of the Board and CEO of Metz, LLC, a holding company involved in investing in communications, software, and manufacturing industries. From 1988 to 1993, Mr. Metz served as President and a Director of Celutel, Inc., a company that specialized in the development of cellular telephone systems. Celutel, Inc. was sold to a regional telephone company in 1993.

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

Executive Officers

         In addition to Messrs. Farley and Metz, Grant S. Papanikolas serves as an executive officer of Deucalion.

Grant S. "Skip" Papanikolas
---------------------------

         Skip assumed the position of Chief Operating Officer of the Company in August of 1999. Skip has over 30 years experience in the electronics and computer industry. He is an experienced entrepreneur who founded an electronics manufacturing company and operated it for 15 years prior to selling. His experience also includes 12 years of experience in the early development stages of the computer and electronics industry in California. He has had close ties to emerging technologies through out his business career.

(b)      Significant Employees.

         Michael R. Farley
         Forrest L. Metz
         Grant S. Papanikolas

(c)      Involvement in Certain Legal Proceedings.

         During the past five years, none of the Company's directors have:

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

         To the best knowledge and belief of the Company, each of the 10% Beneficial Owners and directors, with the exception of James Fransen, made the necessary filing on Form 3. James Fransen was required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 when he was appointed director on April 5, 1999. The company has been informed that Mr. Fransen filed his Form 3 on July 14, 1999. The reports on Form 3 were due on or before April 15, 1999, and accordingly, were filed late.

Item 10. Executive Compensation.

(a)      Summary Compensation Table

         The following table sets forth information regarding compensation paid to (i) the Company's Chief Executive Officer and (ii) each of its other executive officers whose total annual compensation exceeded $100,000 for the years ended December 31, 1997, 1998, and 1999.

                                        Annual                       Long Term           All Other
                                     Compensation                   Compensation       Compensation
                           -------------------------------------------------------------------------
                                         ($$)                                              ($$)
                                                                           Securities
                                                                           Underlying
Name and Position            Year     Salary      Bonus          Other      Options
-------------------------------------------------------------------------------------
Jon Geyerman,                1999     -0-          -0-            -0-          -0-          -0-
Chief Executive Officer      1998     -0-          -0-            -0-          -0-          -0-
and Director                 1997     -0-          -0-            -0-          -0-          -0-

Resigned August 31, 1999


Michael R. Farley,           1999     $60,000      -0-            -0-          -0-          -0-
Chief Executive Officer      1998     -0-          -0-            -0-          -0-          -0-
and Director                 1997     -0-          -0-            -0-          -0-          -0-


(b)      Compensation Under Plans.

         The company has no stock option plan, stock bonus plan, other compensatory plan or arrangement, or employee benefit plan for employees, consultants, officers, or directors.

(c)      Other Compensation.

         No compensation was paid or distributed to any officer or director of the company for services rendered to the company during the period from December 31, 1989 through December 31, 1998. Compensation under $100,000 was paid to Messrs. Farley and Papanikolas during the period from September 1999 through December 31, 1999.

(d)      Compensation of Directors.

         The company does not pay its directors for their services in that capacity; however, officers and directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with the business of the company. Currently, the company does not pay any directors a fee for attendance at board meetings.

         The company has no other arrangements pursuant to which any director of the company was compensated from January 1, 1990 through December 31, 1998 for services as a director. However, Mr. Farley received compensation under $100,000 as an officer of the company from September 1999 through December 31, 1999.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a)      Security Ownership of Certain Beneficial Owners.

         The following table sets forth information as of December 31, 1999, regarding the beneficial ownership of shares of the company's only outstanding class of securities, its Common Stock, by the directors of the company and by each person who, to the knowledge of the company at that date, was a beneficial owner of 5% or more of the outstanding shares of common stock. The table does not include information regarding shares of common stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of the company's common stock.

         Name and Address                  Number of Shares        Percent of
                                          Owned Beneficially         Class
Michael R. Farley                            499,000,000              33.4%
Forrest L. Metz(1)                           499,000,000              33.4%
Officers and Directors as a Group(2)         998,000,000              66.9%


Item 12. Certain Relationships and Related Transactions.

Advance Notes
-------------

         On September 1, 1999, F & A extended a multiple advance promissory note to the company for up to a maximum aggregate principle amount of $800,000, bearing interest at 9% and due on demand (the "F & A Note"). On October 28, 1999, the Metz Trust extended a multiple advance promissory note with identical terms to the F & A Note (the "Metz Trust

--------
(1) Includes shares placed in the Metz Trust, of which Mr. Metz is the trustee, for the benefit of D. Kim Metz, Forrest L. Metz, Jr. and Jenifer K. Metz.

(2) After the planned shareholders meeting and as a result of the reverse stock split, recapitalization, and purchase of additional shares of common stock by Mr. Farley and the Metz Trust for an additional $10,000, Mr. Farley and the Metz Trust will own 95% of the company.

Note") (The F & A Note and the Metz Note are referred to collectively at the "Advance Notes") for up to $150,000. The Metz Trust is controlled by Forrest Metz who is also an officer, director and majority stockholder of the company. F& A is wholly owned by Michael R. Farley who is also an officer, director and majority stockholder of the company. Under the Advance Notes, F & A and the Metz Trust will each receive 100,000 shares of the post recapitalization common stock of the company. Management believes that these shares have a nominal market value based on various factors including the company's financial position and the fact that there is no current market for the company's common stock. In addition, through December 31, 2000 each of the holders of the Advance Notes may convert all or part any outstanding principal to post recapitalization Units at the rate of $1.00 per Unit. Each Unit is to consist of one share of the company's common stock and one share of the company's 8% preferred stock (which has not yet been authorized) (the "8% Preferred Stock"). The company also has the right to require the holders of the Advance Notes to convert the outstanding principal of the notes to Units if the company has sold 4,000,000 shares of the 8% Preferred Stock before December 31, 2000.

Other Loans
-----------

         On September 30, 1999, the Farley Family Partnership extended the company $200,000 in return for a promissory note of $200,000, bearing interest at 9% and payable on demand. The Farley Family Partnership is controlled by Michael R. Farley. The $200,000 was advanced for immediate cash needs of the company.

         In 1999, Deucalion entered into four software license agreements in exchange for initial fees of $250,000. The licenses relate to an "electronic envelope" technology used for the secure distribution and selling of goods and services via the Internet. The technology was developed by and the licensor is M2DIRECT, Inc. The company obtained the license agreements from the original parties who negotiated the terms with M2DIRECT, Inc. Two of these parties are entities controlled by the majority shareholders and management of the Deucalion. The other two parties are unrelated entities. The initial fees and the continuing license fees to be paid by Deucalion are equivalent to the fees negotiated between M2DIRECT, Inc. and each of the parties. The initial fees of $250,000 are included in general and administrative expense. Of the total, $40,000 was financed through long-term notes payable ($30,000 due to related parties) which bear interest at 8%, are unsecured, and are due October 2001; $5,000 was financed through the F&A Note; and the remaining balance of $205,000 ($145,000 due to related parties) has been accrued and is due through June 2000.

Repayment of debts to NJ&A and Former Legal Counsel
---------------------------------------------------

         The company is in debt to NJ&A, Inc., formerly know as "Norman Jessen and Associates, Inc.", a company owned and operated by former Chief Executive Officer Jon Geyerman, in the amount of $93,411.94. After the proposed shareholders meeting, recapitalization, and the additional purchase of shares by Mr. Farley and the Metz Trust, the company proposes to settle this debt by issuing 1% of its outstanding securities. The company is also in debt to Friedlob Sanderson Paulson & Tourtillott, LLC ("FSPT"), in the amount of

$38,835.74. After the proposed shareholders meeting, recapitalization and the additional purchase of shares by Mr. Farley and the Metz Trust, the company proposes to settle this debt by issuing 1/2 of 1% of its outstanding securities to FSPT. FSPT is also legal counsel to Messrs. Farley and Metz. FSPT will receive payment for the legal services to Messrs. Farley and Metz based upon the normal hourly rates of the persons providing legal services.

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

    (10.1)        Stock Purchase Agreement Between the Company and Michael R.
                  Farley and Forrest L. Metz, dated April 20, 1999, incorporated by reference to Exhibit (10.1) to the company's Annual Report on Form 10-KSB for the period ending December 31, 1998.

    27            Financial Data Schedule.



(b)      Reports on Form 8-K

Date                                                           Item Numbers
----                                                           ------------

August 31, 1999, as filed September 30, 1999                         1

                            DEUCALION RESEARCH, INC.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998



                                    CONTENTS
                                    --------

                                                                            Page

Independent auditors' report                                                  1

Financial statements:

     Balance sheet                                                            2

     Statements of operations                                                 3

     Statements of shareholders' equity deficiency                            4

     Statements of cash flows                                                 5

     Notes to financial statements                                         6-13

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Deucalion Research, Inc.

We have audited the accompanying balance sheet of Deucalion Research, Inc. as of December 31, 1999, and the related statements of operations, shareholders' equity deficiency and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deucalion Research, Inc. as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has suffered recurring losses, and has a working capital deficit and a shareholders' equity deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GELFOND HOCHSTADT PANGBURN, P.C.

April 12, 2000
Denver, Colorado

                            DEUCALION RESEARCH, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1999

                                     ASSETS

Current assets:
     Cash                                                           $    20,022
                                                                    -----------

         Total current assets                                            20,022
                                                                    -----------

Investments (Note 8):
     Preferred stock, SiteScape                                         205,000
     Advances to  Rainbow, net                                                0
                                                                    -----------

                                                                        205,000
                                                                    -----------

                                                                    $   225,022
                                                                    ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
     Notes payable, related parties (Notes 7)                       $   815,951
     Accounts payable:
       License agreements (Note 9)                                      205,000
       Related parties                                                   17,579
       Other                                                             88,528
     Accrued management fees (Note 4)                                    93,412
     Accrued interest expense, related parties                           12,718
                                                                    -----------

         Total current liabilities                                    1,233,188
                                                                    -----------

Notes payable, long-term (Notes 7 and 9)                                 40,000
                                                                    -----------

Commitments (Notes 7, 9 and 10)

Shareholders' equity deficiency:
     Common stock, $.0001 par value; authorized 1,500,000,000
       shares; issued 1,499,610,127 shares                              149,961
     Capital in excess of par value                                   2,130,216
     Accumulated deficit                                             (3,328,343)
                                                                    -----------

                                                                     (1,048,166)
                                                                    -----------

                                                                    $   225,022
                                                                    ===========


                       See notes to financial statements.

                            DEUCALION RESEARCH, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                 1999               1998
                                           ---------------    ---------------
Expenses:
     Research and development (Note 8)     $        84,245
     Marketing and advertising (Note 8)            236,000
     General and administrative:
       Related parties (Note 8)                    200,000
       Other (Note 9)                              442,707    $         1,192
                                           ---------------    ---------------

Operating loss                                    (962,952)            (1,192)

Interest expense:
     Related parties (Note 7)                       22,266
     Other                                                             (1,782)
                                           ---------------    ---------------

Net loss                                   $      (985,218)   $        (2,974)
                                           ===============    ===============


Basic and diluted loss per common share    $          *       $          *
                                           ===============    ===============


Weighted average number of common shares
  outstanding                                1,002,849,676        501,610,127
                                           ===============    ===============

*Less than $.01 per share




                       See notes to financial statements.

                            DEUCALION RESEARCH, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                      Common stock        Capital in                         Treasury stock
                              -------------------------     excess       Accumulated   -------------------------
                                 Shares        Amount       of par         deficit        Shares        Amount        Total
                              -------------  ----------   -----------   ------------   ------------  -----------  ------------
Balances, January 1, 1998       517,859,353  $   51,786   $ 2,384,509   $ (2,340,151)    16,249,226  $  (256,118) $   (159,974)

Net loss                                                                      (2,974)                                   (2,974)
                              -------------  ----------   -----------   ------------   ------------  -----------  ------------

Balances, December 31, 1998     517,859,353      51,786     2,384,509     (2,343,125)    16,249,226     (256,118)     (162,948)

Retirement of treasury shares   (16,249,226)     (1,625)     (254,493)                  (16,249,226)     256,118

Issuance of common shares
 (Note 2)                       998,000,000      99,800           200                                                  100,000

Net loss                                                                    (985,218)                                 (985,218)
                              -------------  ----------   -----------   ------------   ------------  -----------  ------------

Balances, December 31, 1999   1,499,610,127  $  149,961   $ 2,130,216   $ (3,328,343)                             $ (1,048,166)
                              =============  ==========   ===========   ============   ============  ===========  ============

                            DEUCALION RESEARCH, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                         1999         1998
                                                      ---------    ---------
Cash flows from operating activities:
     Net loss                                         $(985,218)   $  (2,974)
                                                      ---------    ---------
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Non-cash expenses in connection with license
        agreements (Note 9)                             250,000
       Non-cash expense in connection with Site-
        Scape option (Note 8)                           200,000
       Non-cash expense in connection with
        investments (Note 8)                            320,245
       Provision for uncollectible receivables                            20
       Change in operating liabilities:
         Decrease in prepaid expense                      4,500
         Increase in accounts payable and accrued
           expenses                                      39,274        2,747
                                                      ---------    ---------
     Total adjustments                                  814,019        2,767
                                                      ---------    ---------

Net cash used in operating activities                  (171,199)        (207)
                                                      ---------    ---------

Cash flows from investing activities:
     Investment in preferred stock (Note 8)            (100,000)
     Advances to Rainbow (Note 8)                       (25,245)
                                                      ---------    ---------
Net cash used in investing activities                  (125,245)
                                                      ---------    ---------

Cash flows from financing activities:
     Proceeds from notes payable, related parties
        (Note 7)                                        285,000
     Repayments of notes payable, related parties
        (Note 7)                                        (74,049)
     Proceeds from the issuance of common stock         100,000
                                                      ---------    ---------
Net cash provided by financing activities               310,951
                                                      ---------    ---------

Increase (decrease) in cash                              14,507         (207)

Cash, beginning                                           5,515        5,722
                                                      ---------    ---------

Cash, ending                                          $  20,022    $   5,515
                                                      =========    =========

During 1999, $9,462 was paid for interest. No cash was paid for interest during 1998.


Supplemental schedule of non-cash financing activities:

     The Company entered into a $400,000 note payable with Farley & Associates for the purchase of its preferred stock investment in SiteScape, Inc. (Note 7).

                       See notes to financial statements.

                            DEUCALION RESEARCH, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998

1.   Summary of significant accounting policies and business of the Company:

     Business of the Company:

     Deucalion Research, Inc. (the Company) was organized on May 3, 1983, and at December 31, 1999, the Company is engaged primarily in providing capital, management and marketing resources for early stage technology companies and concepts. The Company had no significant operations from 1992 through August 1999.

     Cash and cash equivalents:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1999, the Company held no cash equivalents.

     Research and development:

     Research and development costs are expensed as incurred. During 1999, the Company incurred approximately $84,200 of research and development expenses related to its investments (Note 8).

     Marketing and advertising:

     Marketing and advertising costs are expensed as incurred. During 1999, the Company incurred approximately $236,000 of marketing and advertising expenses related to its investments (Note 8).

     Comprehensive income:

     Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income establishes requirements for disclosures of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translations adjustments, among others. For the years ended December 31, 1999 and 1998, the Company did not have any components of comprehensive income to report.

                            DEUCALION RESEARCH, INC.

                       YEARS ENDED DECEMBER 1999 AND 1998

1. Summary of significant accounting policies and business of the Company (continued):

     Recently issued accounting pronouncements:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.
     133). This statement is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities, therefore management believes SFAS No. 133 will not impact the Company's financial statements.

     Net loss per share of common stock:

     Basic loss per share is computed by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted loss per share in 1999 and 1998.

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

                            DEUCALION RESEARCH, INC.

                       YEARS ENDED DECEMBER 1999 AND 1998

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

     Pursuant to the terms of the transaction, the purchasers paid the Company $100,000 of the purchase price in exchange for 998,000,000 shares of the Company's common stock. Upon obtaining shareholder approval, the Company plans to effect a recapitalization of the Company, which may include a reverse stock split, change the name of the Company to Digital Fuel, Inc., and change the domicile of the Company to Delaware. After the reverse stock split and recapitalization, the purchasers have agreed to pay the remaining $10,000 purchase price in exchange for shares of the Company's common stock which will result in the purchasers owning 95% of the Company.

     The stock purchase agreement also provided for the settlement of certain Company liabilities, including $38,836 owed for legal fees and $93,412 owed for management service fees (Note 4). The Company intends to settle these liabilities through the issuance of common stock equal to 1/2% and 1%, respectively, of the total outstanding common stock of the Company after completion of the proposed transaction.

3.   Going concern:

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses in 1999 and 1998 and has a working capital deficiency of $1,213,166 and a shareholders' equity deficiency of $1,048,166 at December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Managements plans in regard to these matters include:

          a. Settling certain Company liabilities, including $38,836 owed to the Company's former legal counsel and $93,412 owed for management service fees, through the issuance of common stock.



3.   Going concern (continued):

                            DEUCALION RESEARCH, INC.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

          b. Continued financing of certain operating transactions through the use of related party debt (Notes 7 and 9).

          c. Seeking additional working capital through debt and/or equity offerings, which will be used to further market and develop its licensing agreements and/or other potential investments opportunities.

4.   Accrued management fees:

     Prior to January 1, 1997, the Company had a management service agreement with an entity owned by a former officer of the Company that provided for management services and office space. No management fees were incurred during the two years ended December 31, 1999 and 1998.

5.   Income taxes:

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $2,000,000 which are available to offset future taxable income, if any, through 2019. Based on statutory rates, the Company's expected tax benefit arising from the net operating loss carryforward would be approximately $700,000. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In addition, the Company's net operating loss carryforwards may be subject to annual limitations which could reduce or defer the utilization of the losses due to the Company's ownership changes that occurred in 1999.

6.   Fair value of financial instruments:

     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the Company to disclose estimated fair values for its financial instruments, for which it is practicable to estimate. The fair value of the Company's notes and accounts payables to related parties are not practicable to estimate due to the related party nature of the underlying transactions. Management believes that the carrying amounts of the Company's other financial instruments approximates their fair values primarily because of the short-term maturity of these instruments.

     Estimates are not necessarily indicative of the amounts which could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.


7.   Notes payable, related parties:

     Notes payable, related parties consist of the following:

                            DEUCALION RESEARCH, INC.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

     Short term:

     Note payable, Farley Family Partnership 9%, unsecured,
     due on demand                                                $   200,000

     Multiple advance promissory note, Farley & Associates,
     Inc., maximum borrowings of $800,000, 9%, unsecured,
     due on demand                                                    535,951

     Multiple advance promissory note, Metz Trust, maximum
       borrowings of $150,000, 9%, unsecured, due on demand            80,000
                                                                  -----------

                                                                      815,951
     Long term:

     Promissory note, Email Catalogue, LLC, 8%, unsecured,
     due October 2001                                                  25,000
                                                                  -----------
                                                                  $   840,951
                                                                  ===========

     The Farley Family Partnership note, entered into on September 30, 1999, provided the Company with working capital. The Farley & Associates, Inc. (F&A) note was entered into in connection with the Company's investment activities (Notes 8 and 9). Farley Family Partnership and F&A are entities controlled by Michael R. Farley, who is also an officer and major shareholder of the Company. The Metz Trust note, entered into on October 28, 1999, provided the Company with $80,000 for working capital. The Email Catalogue, LLC note was entered into in connection with the license agreements (Note 9). The Metz Trust and Email Catalogue, LLC are entities controlled by Forrest L. Metz, who is also a member of the board of directors and a major shareholder of the Company.

     As described in Note 2, the Company plans to effect a recapitalization, which may include a reverse stock split, change the name of the Company to Digital Fuels, Inc., and authorize the issuance of preferred stock. The terms of the multiple advance promissory and the Farley Family Partnership notes provide that, upon completion of the recapitalization, each noteholder will receive a defined number of shares of the Company's post recapitalization common stock. Management believes that these shares have nominal market value based on various factors including the Company's financial position and the fact that there is no current market for the Company's stock. Additionally, each of the three note holders may convert, through December 31, 2000, all or part of any outstanding principal to post recapitalization shares.

8.   Investments:

     Preferred stock, SiteScape:

                            DEUCALION RESEARCH, INC.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

     Effective September 1, 1999, the Company completed an agreement with F & A whereby the Company acquired from F & A an option to purchase 516,667 shares of SiteScape, Inc.'s (SiteScape) Series A Convertible Preferred Stock (the "Preferred Stock"). The Company acquired this option in exchange for reimbursement of travel and other direct expenses incurred by F & A in connection with their negotiations with SiteScape and also a fee for F & A's services, in the amount of $200,000. The $200,000 has been recorded as general and administrative expense in the accompanying statement of operations and was funded by a draw on the F&A multiple advance promissory note. The option to purchase the SiteScape preferred stock was originally agreed to through negotiations between F & A and SiteScape and allowed F & A (or its designee) to purchase 516,667 shares of SiteScape Preferred Stock at an exercise price of $1.9354 per share.

     Effective November 5, 1999, the Company exercised one-half of the SiteScape option shares and purchased 258,334 shares of Preferred Stock at a total cost of $500,000. The Company paid $100,000 cash directly to SiteScape, and F&A advanced the remaining $400,000 to SiteScape on behalf of the Company in exchange for a $400,000 draw on the multiple advance promissory note. In February 2000, the Company exercised the remaining one-half of the SiteScape option shares and purchased an additional 258,333 shares of Preferred Stock for $500,000.

     The Preferred Stock has, among other rights, voting rights, the ability of a 1:1 conversion into Class A Voting Common Stock of SiteScape, dividend participation with common shares, and the right to elect two members to the board of directors of SiteScape. At December 31, 1999, the Company controls approximately 10% of the voting stock of SiteScape and Michael R. Farley had been appointed to the board of directors of SiteScape. The Preferred Stock is to be automatically converted to common stock if SiteScape completes an initial public offering and realizes at least $20,000,000.

     The preferred stock is also entitled to receive dividends if, and when declared by SiteScape's board of directors at the cumulative rate of 8% per year compounded annually. Dividends are due only if declared by the board of directors and the tangible net worth of SiteScape exceeds $25 million.

                            DEUCALION RESEARCH, INC.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

8.   Investments (continued):

     Preferred stock, SiteScape (continued):

     SiteScape is an internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is a collaboration software which provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations. SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow its customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has recorded revenues, it has operated at a loss. There are no assurances that SiteScape will complete its development efforts or ultimately offer products that are commercially acceptable, achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. Because of these circumstances management determined that the Company should charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its preferred stock investment. Therefore, at December 31, 1999, the Company recorded a charge of $59,000 for research and development expenses and a charge of $236,000 for marketing and advertising expenses.

     Advances to Rainbow:

     In 1999, the Company advanced $25,245 to Rainbow Country, Inc. (Rainbow). Rainbow is a startup entity engaged in the investigation of delivery of potable water in Tucson, Arizona. The funds advanced to Rainbow by the Company were used by Rainbow for research and development activities, including a feasibility study.

     Based on the preliminary results of Rainbow's research and development activities, the delivery of potable water to Tucson, Arizona was deemed cost prohibitive. Because of these circumstances management determined that the Company should charge a portion of Rainbow's research and development expenses against the carrying value of its investment. Therefore, the Company has charged off the entire advance of $25,245 as research and development expenses. The Company is currently negotiating with Rainbow to convert the advances to equity or promissory notes.

                            DEUCALION RESEARCH, INC.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

9.   License agreements:

     In 1999, the Company entered into four software license agreements in exchange for initial fees of $250,000. The licenses relate to an "electronic envelope" technology used for the secure distribution and selling of goods and services via the Internet. The technology was developed by and the licensor is M2DIRECT, Inc. The Company obtained the license agreements from the original parties who had negotiated the terms with M2DIRECT, Inc. Two of these parties are entities controlled by the majority shareholders and management of the Company. The other two parties are unrelated entities. The initial fees and the continuing license fees to be paid by the Company are equivalent to the fees negotiated between M2DIRECT, Inc. and each of the parties. The initial fees of $250,000 are included in general and administrative expense. Of the total, $40,000 was financed through long-term notes payable ($25,000 due to related parties) which bear interest at 8%, are unsecured, and are due October 2001; $5,000 was financed through the F&A multiple advance note; and the remaining balance of $205,000 ($145,000 due to related parties) has been accrued and is due through June 2000.

     The license agreements are for a term of three years and may be renewed thereafter for any number of successive terms of one year each by the Company. The license agreements require the Company to pay continuing fees based on defined percentages of revenues and transactions with minimum royalty fees as follows:

           2001                            $     225,000
           2002                                  550,000
           2003                                  605,000
                                           -------------
                                           $   1,380,000
                                           =============

     Through December 31, 1999, no revenues have been generated from the license agreements.

10.  Office lease:

     The Company subleases office space, on a month to month basis, from F&A. During 1999, total rent expense was $2,260.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DEUCALION RESEARCH, INC.



Date: April 14, 2000                          By: /s/ Michael R. Farley
                                                 -------------------------------
                                                 Michael R. Farley, Chief
                                                 Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signatures                             Title                 Date
        ----------                             -----                 ----


  /s/ Forrest L. Metz                         Director          April 14, 2000
----------------------------
Forrest L. Metz, Chairman, President,
Chief Financial Officer and Director

  /s/ Michael R. Farley                       Director          April 14, 2000
--------------------------
Michael R. Farley, Chief Executive
Officer and Director