Form 10QSB
period 2000-03-31
DEUCALION RESEARCH INC
filed 2000-05-22
CIK 820295

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2000

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to_________

                          Commission File No. 0-12374

                           Deucalion Research, Inc.
                      ----------------------------------
            (Exact Name of Registrant as Specified in its Charter)


         North Dakota                                           45-0375367
-------------------------------                                -------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

6601 East Grant Road, Suite 101, Tucson, Arizona                       85715
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)


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

                                    Yes  X   No
                                        ---     ---

Number of shares of common stock outstanding: 1,499,610,127 Shares of Common Stock, par value $.0001 per share, were outstanding as of May 15, 2000.

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Deucalion Research, Inc.

We have reviewed the accompanying balance sheet of Deucalion Research, Inc. as of March 31, 2000, and the related statements of operations, shareholders' equity deficiency and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
May 17, 2000

                           DEUCALION RESEARCH, INC.

Part 1.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                           DEUCALION RESEARCH, INC.
                                 BALANCE SHEET
                                MARCH 31, 2000
                                  (Unaudited)


                                    ASSETS

Current assets:
 Cash                                                              $     9,368
                                                                   -----------
   Total current assets                                                  9,368
                                                                   -----------

Investments (Note 4):
 Preferred Stock, SiteScape                                            261,000
                                                                   -----------

                                                                   $   270,368
                                                                   ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
 Notes payable:
   Related parties (Note 2)                                        $ 1,134,920
   Other (Note3)                                                       250,000

 Accounts payable:
   License agreements                                                  205,000
   Related parties                                                      20,524
   Other                                                                65,118
 Accrued management fees                                                93,412
 Accrued interest expense, related parties (Note 2)                     27,920
                                                                   -----------

   Total current liabilities                                         1,796,894
Notes payable long term (Notes 2 and 3)                                 40,000
                                                                   -----------

Shareholders' equity deficiency:

 Common stock, $.0001 par value; authorized 1,500,000,000
  shares; issued 1,499,610,127 shares                                  149,961
 Capital in excess of par value                                      2,130,216
 Accumulated deficit                                                (3,846,703)
                                                                   -----------
                                                                    (1,566,526)
                                                                   -----------
                                                                   $   270,368
                                                                   ===========


                       See Notes to Financial Statements

                           DEUCALION RESEARCH, INC.

                           STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH, 31, 2000 AND 1999
                                  (Unaudited)


                                                    2000           1999
                                                -------------   -----------
Expenses:
 Research and development (Note 4)              $      36,630
 Marketing and advertising (Note 4)                   407,370
 General and administrative                            76,688   $     1,603
                                                -------------   -----------

Operating loss                                       (520,688)       (1,603)
                                                -------------   -----------

Interest expense:
 Related parties (Note 2)                              21,924
 Other (Note 3)                                         2,926
                                                -------------   -----------
                                                       24,850
                                                -------------   -----------

Loss before extraordinary item                       (545,538)       (1,603)

Other item:
 Gain on extinguishment of debt (Note 5)               27,178
                                                -------------   -----------

Net loss                                        $    (518,360)  $    (1,603)
                                                =============   ===========

Basic and diluted loss per common share:
 Loss before extraordinary item                 $        *      $      *
 Extraordinary item                                      *             *
                                                -------------   -----------

 Net Loss                                       $        *      $      *
                                                =============   ===========

Weighted average number of shares outstanding   1,499,610,127   501,610,127
                                                =============   ===========

*Less than $.01 per share


                       See Notes To Financial Statements

                           DEUCALION RESEARCH, INC.

                 STATEMENT OF SHAREHOLDERS' EQUITY DEFICIENCY

                       THREE MONTHS ENDED MARCH 31, 2000
                                  (Unaudited)

                                     Common stock        Capital in
                             -------------------------     excess     Accumulated
                                Shares        Amount       of par       deficit        Total
                             -------------  ----------  -----------  ------------  ------------
Balances, January 1, 2000    1,499,610,127    $149,961   $2,130,216  $ (3,328,343) $ (1,048,166)

Net loss                                                                 (518,360)     (518,360)
                             -------------  ----------  -----------  ------------  ------------
Balances, March 31,2000      1,499,610,127  $  149,961  $ 2,130,216  $ (3,846,703) $ (1,566,526)
                             =============  ==========  ===========  ============  ============

                           DEUCALION RESEARCH, INC.

                           STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (Unaudited)

                                                         2000             1999
                                                      ----------       ----------
Cash flows from operating activities:
 Net loss                                             $ (518,360)      $   (1,603)
                                                      ----------       ----------
 Adjustments to reconcile net loss
 to net cash used in operations:

 Non-cash expense in connection with
  SiteScape investment (Note 4)                          444,000

 Change in operating liabilities:
  Increase in accounts payable, related parties            2,945
  Decrease in accounts payable                           (23,410)
  Increase in accrued interest, related parties           15,202
                                                      ----------

 Total adjustments                                       438,737                0
                                                      ----------       ----------

Net cash used in operating activities                    (79,623)          (1,603)
                                                      ----------       ----------

Cash flows from financing activities:
 Proceeds from notes payable-related parties (Note 2)    326,000
 Repayments of notes payable-related parties              (7,031)
 Proceeds from notes payable, other (Note 3)             250,000
                                                      ----------       ----------

Net cash provided by financing activities                568,969
                                                      ----------       ----------

Cash flows from investing activities:
 SiteScape stock purchase (Note 4)                      (500,000)
                                                      ----------       ----------
Net cash used in investing activities                   (500,000)
                                                      ----------       ----------

Decrease in cash                                         (10,654)          (1,603)

Cash, beginning                                           20,022            5,515
                                                      ----------       ----------

Cash, ending                                          $    9,368       $    3,912
                                                      ==========       ==========

During the three months ended March 31, 2000, $6,469 was paid for interest.

                            DEUCALION RESEARCH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

1.  Basis of presentation:

    The financial statements of Deucalion Research, Inc. (The "Company") included in this Form 10-QSB have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

    In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three month periods ended March 31, 2000 and 1999 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

    There has not been any change in the significant accounting policies of the Company for the periods presented.

2.  Notes payable, related parties:

    Short term:

    Farley Family Partnership, 9%, unsecured, due on demand        $  200,000

    Multiple advance promissory note, Metz Trust, maximum
    borrowings of $150,000, 9%, unsecured, due on demand              106,000

    Multiple advance promissory note, Grant Papanikolas, maximum
    borrowings of $100,000, 9%, unsecured, due on demand               85,000

    Multiple advance promissory note Farley & Associates, Inc., maximum borrowings of $800,000, 9%, unsecured,
    due on demand                                                     743,920
                                                                   ----------
                                                                   $1,134,920
                                                                   ==========
   Long term:

    Promissory note, Email Catalogue, LLC, 8%, unsecured,
    due October, 2001                                              $   25,000
                                                                   ==========

                            DEUCALION RESEARCH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

2. Notes payable, related parties (Continued):

   The Farley Family Partnership note, entered into on September 30, 1999, provided the Company with working capital. The Farley & Associates, Inc. (F&A) note was entered into in connection with the Company's investment activities. Farley Family Partnership and F&A are entities controlled by Michael R. Farley, who is also an officer and major shareholder of the company. The Metz Trust note, entered into on October 28, 1999, provided the Company working capital. The Email Catalogue, LLC note was entered into in connection with license agreements. The Metz Trust and Email Catalogue, LLC are entities controlled by Forrest L. Metz, who is also a member of the board of directors and a major shareholder of the company. The Papanikolas note, entered into on February 22, 2000, provided the company with working capital. Papanikolas is an officer of the Company.

3. Notes payable, other

   Short term:

   Townsdin, 9%, unsecured, due on demand                        $200,000

   Torrance, 9%, unsecured, due on demand                          50,000
                                                                 --------
                                                                 $250,000
                                                                 ========

   Long term:

   Comm Enterprises, 8%, unsecured, due October 15, 2001.        $ 10,000

   Port Ability, 8%, unsecured, due October 15, 2001.               5,000
                                                                 --------
                                                                 $ 15,000
                                                                 ========

  The short-term notes were entered into during the three months ended March 31, 2000, and provided the Company with working capital.

  The Company plans to effect a recapitalization, which may include a reverse stock split, change the name of the Company to Digital Fuel, Inc., and authorize the issuance of preferred stock. Under the terms of the short-term notes, upon completion of the recapitalization, Townsdin will receive 200,000 shares and Torrance will receive 50,000 shares of the Company's post recapitalization common stock. Management believes that these shares have nominal market value based on various factors including the Company's financial position and the fact that there is no current market for the Company's stock. Additionally, Townsdin and Torrance may convert through December 31, 2000, all or part of any outstanding principal to post recapitalization Units at the rate of $1.00 per Unit. Each Unit is to consist of one share of common stock and one share of 8% preferred stock (which has not yet been authorized).

                            DEUCALION RESEARCH, INC.

                         NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

4. Option to purchase shares of SiteScape:

   In February 2000, the Company exercised the remaining one-half of its SiteScape option shares and purchased 258,333 shares of Preferred Stock for $500,000. At the completion of the above-described transactions, the Company owns 516,667 shares of SiteScape, Inc.'s Series A Convertible Preferred Stock (the "Preferred Stock"), which represents approximately 20% of the voting stock of SiteScape.

   The Preferred Stock has, among other rights, the right to vote on general matters, the ability of a 1:1 conversion into Class A Voting Common Stock of SiteScape, dividend participation with common shares, and the right to elect to members to the Board of Directors of SiteScape. The Preferred Stock is to be automatically converted to common stock if SiteScape completes an initial public offering and realizes at least $20,000,000.

   The preferred stock is also entitled to receive dividends if, and when declared by SiteScape's Board of Directors, at the cumulative rate of 8% per year compounded annually. Dividends are due only if declared by the board of directors and the tangible net worth of SiteScape exceeds $25 million. SiteScape is an Internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is a collaboration software, which provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations. SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. As of March 31, 2000 these circumstances have indicated that the Company should charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment. Therefore, during the three month period, March 31, 2000, the Company recorded a charge of $36,630 for research and development expenses and a charge of $407,370 for marketing and advertising expenses.

5.  Extraordinary Income

        The Company ceased active operations in September 1992. The current management has embarked on settling certain outstanding payables that have been on the books from 1992 to present. During the three months ended March 31, 2000, the company settled accounts payable with a carrying value of $33,678 for $6,500, resulting in extraordinary income from the extinguishment of debt of $27,178. The Company's net tax loss carryforward will be reduced by this $27,178 gain.


Part 1. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

This report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intent," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to the registrant's operations, mergers or acquisitions, governmental regulations, the value of the registrant's assets and any other factors discussed in this and other registrant filings with the Securities and Exchange commission.

Management's Discussion and Analysis and Plan of Operation.

Plan of Operation

Change in Control and Restructure of Deucalion

On July 29,1999 and effective August 31, 1999, the Stock Purchase Agreement between the Company and Michael R. Farley and Forrest L. Metz was closed. Effective August 31, 1999, we completed a transaction whereby we sold approximately 67% of our post transaction voting common stock for an aggregate purchase price of $110,000. Also, effective August 31, 1999, the former directors and officers of Deucalion resigned and the purchasers were elected as directors and officers of the Company.

Pursuant to the terms of the transaction, the purchasers paid us $100,000 of the purchase price in exchange for 998,000,000 of shares of our common stock. The newly appointed management of Deucalion, upon obtaining shareholder approval, plan to effect a recapitalization of Deucalion, which includes a 1-for-6,800 reverse stock split (as detailed and described in the Schedule 14C Information Statement filed with the Securities and Exchange Commission On May 9, 2000), change the name of Deucalion to Digital Fuel, Inc., and change the domicile of the company to Delaware. After the reverse stock split and recapitalization, the purchasers have agreed to pay the remaining $10,000 purchase price in exchange for shares of Deucalion's common stock which will result in the purchasers owning 95% of Deucalion.

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

Licensed Software

In our continuing efforts to market the M2Direct licensed technology, meetings have either been conducted or are scheduled with companies that have a need to protect copyrighted books, newspapers, and analyst's reports. Efforts are also currently underway to explore the secure envelope application in the security of patient recorders, to comply with health insurance legislation.

In addition to the digital rights management market, our plan of operation includes exploring the feasibility of combining this envelope technology with collaboration and data mining software products and companies. As an example, documents can be securely delivered, such as bids, in the business-to-business construction management and collaboration market segment. In fact, technical discussions are underway to combine this licensed software with two specific software products that will enhance our capabilities to compete in the business-to-business market space.

The Company received a letter on May 5,2000 (dated May 3,2000) informing us that M2Direct had filed for protection under Chapter 11 on April 25, 2000 in the Bankruptcy Court of the Northern District of Georgia, Atlanta Division. As a result of receiving this notification, we have contacted a bankruptcy attorney and will pursue the protection of our rights under these licenses. We have been informed that there is an intellectual properties doctrine that can be interpreted to provide us with the rights to the software, if our licenses do not survive the impending bankruptcy proceedings. All costs related to the Company's acquisition of the M2Direct license rights were previously expensed in 1999.

Based on M2Direct filling bankruptcy and the violations that have been created within the license agreements, we have suspended all license payments. In anticipation of our rights under these licenses and the technology itself surviving the bankruptcy proceedings, we are continuing our efforts to develop business opportunities that will create revenue for the Company.

We are currently developing business plans to utilize the M2Direct licensed technology in a variety of ways. Although we have presented the technology and our ideas to several companies and have many more meetings scheduled, we have no contracts with other companies at this time. Even though we will continue to have discussions about the application of the envelope technology with prospect companies, no contracts will be entered into until and unless our licenses survive the M2Direct bankruptcy.

SiteScape, Inc. Investment

SiteScape is an Internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is collaboration software that provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations.

In February 2000, the Company exercised the remaining one-half of its SiteScape option shares and purchased 258,333 shares of Preferred Stock for $500,000. At the completion of the above-described transactions, the Company owns 516,667 shares of SiteScape, Inc.'s Series A Convertible Preferred Stock (the "Preferred Stock"), which represents approximately 20% of the voting stock of SiteScape.

The Preferred Stock has, among other rights, the right to vote on general matters, the ability of a 1:1 conversion into Class A Voting Common Stock of SiteScape, dividend participation with common shares, and the right to elect to members to the Board of Directors of SiteScape. The Preferred Stock is to be automatically converted to common stock if SiteScape completes an initial public offering and realizes at least $20,000,000. The preferred stock is also entitled to receive dividends if, and when declared by SiteScape's Board of Directors, at the cumulative rate of 8% per year compounded annually. Dividends are due only if declared by the board of directors and the tangible net worth of SiteScape exceeds $25 million.

Rainbow Investment

Consistent with our business strategy, our management identified this early stage company and provided Rainbow Country, Inc. (Rainbow) with advances of $25,245 in 1999. These funds were part of Rainbow's seed capital to continue exploring the feasibility of delivering potable water to Tucson, Arizona. This feasibility study included but was not limited to determining the costs associated with securing the water rights, plus designing and building a delivery system. In addition, some work was done to quantify the demand and price point for deliverable water to Tucson.

The result of this six-month effort has been the determination that the scope of this project is beyond our technical and capital resources. Therefore, the Company charged off the entire advance of $25,245 as expense in 1999. Negotiations are currently under way with the Rainbow to convert this early stage funding into either an equity position in this project or a note that will come due and payable by years end. We have not ruled out a combination of equity and a note to compensate us for our investment in Rainbow. At this time there has been no final resolution reached and discussions are progressing. During the first quarter of 2000, negations have continued with no final resolution.

Management's Discussion and Analysis for the three months ended March 31, 2000

Results of Operations

During September 1992, the Company ceased active operations. Since that time and through July 29, 1999, our activities have primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through December 31, 1999 our activities primarily consisted of bringing the Company's filings under the

Securities and Exchange Act of 1934 current, closing the Asset Purchase Agreement, beginning the process to effect a reverse stock split, name change and reincorporation into Delaware, seeking business opportunities in the software and Internet Businesses, specifically the M2Direct licensing agreements, the SiteScape investment and the Rainbow investment, and accounting for these transactions. During the three months ended March 31, 2000, the Company incurred general and administrative expenses of $76,668 related to these activities, which includes payroll expense of approximately $49,000. During the quarter ended March 31, 2000, we exercised the remaining one-half of the SiteScape option shares and purchased 258,333 shares of Preferred Stock for $500,000. As a result the Company owns approximately 20% of the voting stock of SiteScape.

SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. As of March 31, 2000 these circumstances have indicated that the Company should charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment. Therefore, during the three month period, March 31, 2000, the Company recorded a charge of $36,630 for research and development expenses and a charge of $407,370 for marketing and advertising expenses.

The Company also incurred interest expense for the three months ended of approximately $24,850, in connection with the various loans as described in the notes to the financial statements. Through March 31, 2000, entities controlled by Mr. Farley have made loans to the Company totaling $943,920 for certain investment transactions and the ongoing cash needs of the company. During the three months ended March 31, 2000, the Company recognized a $27,178 extraordinary gain from the extinguishments of debt upon the settlement of $38,678 of accounts payable (that had been outstanding since 1992) for $6,500.

Liquidity and Capital Resources

The independent auditors' report on the company's financial statements as of December 31, 1999, and for each of the years in the two-year period ended December 31, 1999, includes a "going concern" paragraph that describes substantial doubt about the company's ability to continue as a going concern. As of March 31, 2000, the company had a working capital deficiency of $1,787,526.

The company anticipates a significantly increased need for working capital during remainder of 2000 to maintain the required filings under the Securities and Exchange Act of 1934 in a timely fashion and to finalize the items in the special shareholders meeting mentioned above. The company is seeking additional working capital through debt and/or equity offerings, which will be used for the above-described purposes and to market and further develop the licensing agreement.

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



                                       DEUCALION RESEARCH, INC.
                                       (Registrant)

                                       By /s/ Michael R. Farley
                                          ---------------------
                                          Michael R. Farley, Chief Executive
                                          Officer



                                       By /s/ Forrest L. Metz
                                          ----------------------
                                          Forrest L. Metz, President and Chief
                                          Financial Officer
Date: May 22, 2000