Form 10QSB
period 2000-06-30
DIGITAL FUEL INC
filed 2000-08-17
CIK 820295

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2000

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to_________

                          Commission File No. 0-12374


                              Digital Fuel, Inc.
                              ------------------
            (Exact Name of Registrant as Specified in its Charter)


         Delaware                                           45-0375367
         -------------------------------------------------------------
  (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                         Identification No.)


  6601 East Grant Road, Suite 101, Tucson, Arizona                       85715
  ----------------------------------------------------------------------------
   (Address of principal executive offices)                         (Zip code)


                                (520) 886-5354
                                --------------
              (Registrant's telephone number including area code)

                           Deucalion Research, Inc.
                           ------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes  X   No
                                  -----------
Number of shares of common stock outstanding: 2,558,278 Shares of Common Stock, par value $.01 per share, were outstanding as of August 15, 2000.

                               DIGITAL FUEL, INC.

Part 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Digital Fuel, Inc.

We have reviewed the accompanying condensed balance sheet of Digital Fuel, Inc. as of June 30, 2000, and the related condensed statements of operations for the three-month and six-month periods then ended; and the statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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

GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
August 17, 2000

                              DIGITAL FUEL, INC.
                            CONDENSED BALANCE SHEET
                                 June 30, 2000
                                  (Unaudited)

                                    ASSETS

Current assets:
Cash                                                              $   1,661
                                                                      -----

Total current assets                                                  1,661
                                                                      -----

Investments (Note 4):
Preferred Stock, SiteScape                                              -0-
                                                                        ---


                                                                  $   1,661
                                                                  =========

                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Notes payable:
   Related parties (Note 2)                                       $ 1,142,420
   Other (Note3)                                                      250,000

Accounts payable:
   License agreements                                                 205,000
   Related parties                                                     37,425
   Other                                                               65,775
Accrued management fees                                               118,895
Accrued interest expense, related parties (Note 2)                     48,112
                                                                  -----------

Total current liabilities                                           1,867,627
                                                                  -----------

Long-term notes payable:
   Related parties (Note 2)                                            25,000
   Other (Note 3)                                                      15,000
                                                                  -----------

Shareholders' equity deficiency:                                       40,000
                                                                  -----------

Preferred stock, $.01 par value; authorized 10,000,000 shares;
issued -0- shares
Common stock, $.01 par value; authorized 20,000,000 shares;
issued 2,558,278 shares                                                25,583
Capital in excess of par value                                      2,396,842
Accumulated deficit                                                (4,328,391)
                                                                  -----------

                                                                   (1,905,966)
                                                                  -----------

                                                                  $     1,661
                                                                  ===========

                  See Notes to Condensed Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)



                                                          2000            1999
                                                          ----            ----
Expenses:
Research and development (Note 4)                    $  57,420
Marketing and advertising (Note 4)                     203,580
General and administrative                             188,586      $       70
                                                     ---------      ----------

Operating loss                                        (449,586)      (      70)
                                                     ---------      ----------

Interest expense:
Related parties (Note 2)                                25,677
Other (Note 3)                                           6,425
                                                     ---------

                                                        32,102
                                                     ---------

Net loss                                             $(481,688)     $(      70)
                                                     =========      ==========

Basic and diluted loss per common share              $    (.49)     $        *
                                                     =========      ==========


Weighted average number of shares outstanding          990,995          73,766
                                                     =========      ==========

*Less than $.01 per share

                  See Notes To Condensed Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)

                                                           2000         1999
                                                           ----         ----
Expenses:
Research and development (Note 4)                   $    94,050
Marketing and advertising (Note 4)                      610,950
General and administrative                              265,274      $ 1,673
                                                    -----------      -------

Operating loss                                         (970,274)      (1,673)
                                                    -----------      -------

Interest expense:
Related parties (Note 2)                                 47,601
Other (Note 3)                                            9,351
                                                    -----------

                                                         56,952
                                                    -----------

Loss before extraordinary item                       (1,027,226)      (1,673)

Other item:
Gain on extinguishment of debt (Note 6)                  27,178       ______
                                                    -----------

Net loss                                            $(1,000,048)     $(1,673)
                                                    ===========      =======

Basic and diluted loss per common share:
Loss before extraordinary item                      $     (1.69)     $  (.02)
Extraordinary item                                          .04
                                                    -----------      -------
Net Loss                                            $     (1.65)     $  (.02)
                                                    ===========      =======


Weighted average number of shares outstanding           607.891       73,766
                                                    ===========      =======

                  See Notes To Condensed Financial Statements

                              DIGITAL FUEL, INC.

                           STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)



                                                                2000      1999
                                                                ----      ----
Cash flows from operating activities:
Net loss                                                 $(1,000,048)  $(1,673)
                                                         -----------   -------

Adjustments to reconcile net loss
to net cash used in operations:

Non-cash expense in connection with
SiteScape investment (Note 4)                                705,000

Change in operating liabilities:
Increase in accounts payable, related parties                 19,846
Increase in accounts payable                                  16,083
Increase in accrued salaries                                 112,899
Increase in accrued interest, related parties                 41,390
                                                         -----------

Total adjustments                                            895,218         0
                                                         -----------   -------

Net cash used in operating activities                       (104,830)   (1,673)
                                                         -----------   -------

Cash flows from financing activities:
Proceeds from notes payable-related parties (Note 2)         343,500
Repayments of notes payable-related parties                   (7,031)
Proceeds from notes payable, other (Note 3)                  250,000
                                                         -----------

Net cash provided by financing activities                    586,469
                                                         -----------

Cash flows from investing activities:
SiteScape stock purchase (Note 4)                           (500,000)
                                                         -----------

Net cash used in investing activities                       (500,000)
                                                         -----------

Decrease in cash                                             (18,361)   (1,673)

Cash, beginning                                               20,022     5,515
                                                         -----------   -------

Cash, ending                                             $     1,661   $ 3,842
                                                         ===========   =======

During the six months ended June 30, 2000, $6,469 was paid for interest.

Non-cash financing activities:
 Issuance of common stock in exchange for accounts payable    $  38,836
 Issuance of common stock in exchange for management fees        93,412
 Issuance of common stock in exchange for notes payable          10,000
                                                              ---------
                                                              $ 142,248
                                                              ---------

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED JUNE 30, 2000 AND 1999

1.  Basis of presentation:

      The financial statements of Digital Fuel, Inc. (The "Company") included in this Form 10-QSB have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

      In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 2000 and 1999 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

      During the quarter ended June 30, 2000, Deucalion held a Special Meeting of its stockholders to consider and vote upon the reincorporation, recapitalization, and merger of Deucalion with and into its wholly owned Delaware subsidiary, Digital Fuel, Inc., as described in the Schedule 14C Information Statement filed with the Securities and Exchange Commission on May 9, 2000 and incorporated herein by reference. The effect of the transaction approved at the Special Meeting includes: changing the name of the Company from Deucalion Research, Inc. to Digital Fuel, Inc., effecting a one-for-6,800 reverse stock split, reducing the authorized capital of the Company from 1,500,000,000 shares to 30,000,000 shares, increasing the par value of the Company's common stock from $.0001 to $.01 per share, and authorizing the Board of Directors to issue up to 10,000,000 shares of blank check preferred stock. All share and per share amounts in the accompanying financial statements reflect the reverse stock split.

      There has not been any change in the significant accounting policies of the Company for the periods presented.

                               DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED JUNE 30, 2000 AND 1999

2.  Notes payable, related parties:

         Short-term:

         Farley Family Partnership, 9%, unsecured, due on demand          $  200,000

         Multiple advance promissory note, Metz Trust, maximum
         borrowings of $150,000, 9%, unsecured, due on demand                107,000

         Multiple advance promissory note, Grant Papanikolas, maximum
         borrowings of $100,000, 9%, unsecured, due on demand                 85,000

         Multiple advance promissory note, Michael R. Farley, maximum
         borrowings of $100,000, 9%, unsecured, due on demand                  6,500

         Multiple advance promissory note Farley & Associates, Inc., maximum borrowings of $800,000, 9%, unsecured,
         due on demand                                                       743,920
                                                                          ----------

                                                                          $1,142,420
                                                                          ==========

         Long-term:

         Promissory note, Email Catalogue, LLC, 8%, unsecured,
         due October, 2001                                                $   25,000
                                                                          ==========


Under the terms of the short-term notes, upon completion of the recapitalization, the Company issued to Farley & Associates 100,000 shares, Farley Family Partnership 200,000 shares and Metz Trust 100,000 shares at par value of the Company's post recapitalization common stock. Management believes that these shares have nominal market value based on various factors including the Company's financial position and the fact that there is no current market for the Company's stock.

                               DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED JUNE 30, 2000 AND 1999

2. Notes payable, related parties (Continued):

     The Farley Family Partnership note, entered into on September 30, 1999, provided the Company with working capital. The Farley & Associates, Inc. (F&A) note was entered into in connection with the Company's investment activities. Farley Family Partnership and F&A are entities controlled by Michael R. Farley, who is also an officer, director and major shareholder of the Company. The Metz Trust note, entered into on October 28, 1999, provided the Company working capital. The Email Catalogue, LLC note was entered into in connection with license agreements. The Metz Trust and Email Catalogue, LLC are entities controlled by Forrest L. Metz, who is also a member of the board of directors and a major shareholder of the Company. The Papanikolas note, entered into on February 22, 2000, provided the company with working capital. Papanikolas is an officer of the Company. The Farley note, entered into on April 28, 2000, provided the company with working capital. Farley is an officer of the Company.

3. Notes payable, other

     Short-term:

     Townsdin, 9%, unsecured, due on demand                      $200,000

     Torrance, 9%, unsecured, due on demand                        50,000
                                                                 --------

                                                                 $250,000
                                                                 ========

     Long-term:

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

   Under the terms of the short-term notes, upon completion of the recapitalization, the Company issued to Torrance 50,000 shares at par value of the Company's post recapitalization common stock. Management believes that these shares have nominal market value based on various factors including the Company's financial position and the fact that there is no current market for the Company's stock. Additionally, Townsdin and Torrance may convert through December 31, 2000, all or part of any outstanding principal to post recapitalization Units at the rate of $1.00 per Unit. Each Unit is to consist of one share of common stock and one share of 8% preferred stock.

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

     The Preferred stock is also entitled to receive dividends if, and when declared by SiteScape's board of directors, at the cumulative rate of 8% per year compounded annually. Dividends are due only if declared by the board of directors and the tangible net worth of SiteScape exceeds $25 million. SiteScape is an Internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is a collaboration software, which provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations. SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. As of June 30, 2000 these circumstances have indicated that the Company should charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment. Therefore, during the three-month period, June 30, 2000, the Company recorded a charge of $57,420 for research and development expenses and a charge of $203,580 for marketing and advertising expenses. Relating to the six months ended June 30, 2000, the Company recorded a charge of $94,050 for research and development expenses and a charge of $610,950 for marketing and advertising expenses.

5. Stock purchase agreement:

     Per the terms of the Stock Purchase Agreement, certain liabilities of Deucalion were settled including $38,836 owed for legal fees and $93,412 owed for management service fees. These liabilities were settled through the issuance of common stock equal to 1/2% or 10,538 shares and 1% or 21,076 shares, respectively, after completion of the reincorporation/ recapitalization merger. Effective August 31, 1999, the Stock Purchase Agreement between the Company and Michael Farley and Forrest Metz was closed. Under the agreement, Farley and Metz purchased 2,003,225 shares of common stock for $110,000. Effective August 31, 1999, the Company issued 147,765 shares in exchange for $100,000, and after the reincorporation, recapitalization, and merger, the purchasers were issued 1,855,460 additional shares of the Company's common stock in exchange for $10,000 in debt due to them.

6.  Extraordinary Income

     From 1992 until July 1999 the Company was inactive. The current management has embarked on settling certain outstanding payables that have been on the books from 1992 to present. During the three months ended March 31, 2000, the company settled accounts payable with a carrying value of $33,678 for $6,500, resulting in extraordinary income from the extinguishment of debt of $27,178. The Company's net tax loss carryforward will be reduced by this $27,178 gain.

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

Management's Discussion and Analysis and Plan of Operation.

Plan of Operation

Change in Control and Restructure of Deucalion

On July 29,1999 and effective August 31, 1999, the Stock Purchase Agreement between the Company and Michael R. Farley and Forrest L. Metz was closed. Effective August 31, 1999, we completed a transaction whereby we sold approximately 95% of our post transaction voting common stock (2,003,225 shares) for an aggregate purchase price of $110,000. Also, effective August 31, 1999, the former directors and officers of Deucalion resigned and the purchasers were elected as directors and officers of the Company. Pursuant to the terms of the transaction, the purchasers paid us $100,000, in August 1999, of the purchase price in exchange for 147,765 shares of the Company's common stock. After the reincorporation, recapitalization, and merger, the purchasers were issued 1,855,460 additional shares of the Company's common stock in exchange for $10,000 in debt due to them.

Per the terms of the Stock Purchase Agreement, certain liabilities of Deucalion were settled including $38,836 owed for legal fees and $93,412 owed for management service fees. These liabilities were settled through the issuance of common stock equal to 1/2% or 10,538 shares and 1% or 21,076 shares, respectively, after completion of the reincorporation/recapitalization merger. After the reincorporationr/recapitalization merger, the purchasers were issued 1,855,460 additional shares of the Company's common stock in exchange for $10,000 in debt due to them, which resulted in the purchasers owning 95% of the Company.

As a result of a special meeting of the Shareholders on June 1, 2000, and effective June 22, 2000, the domicile of the Company was changed from the State of North Dakota to the State of Delaware by merging Deucalion with and into its recently formed and wholly owned Delaware subsidiary Digital Fuel, Inc. The merger also effected the following additional objectives: a 1-for-6,800 reverse stock split, with fractional shares being rounded up to the nearest whole share: a reduction in the authorized capital stock from 1,500,000,000 shares to 30,000,000; an increase in the par value of capital stock from $.0001 to $.01 per share and the authorization of the Board of Directors to issue up to 10,000,000 shares of blank check preferred stock.

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

The Company received a letter on May 5, 2000 (dated May 3, 2000) informing us that M2Direct had filed for protection under Chapter 11 on April 25, 2000 in the Bankruptcy Court of the Northern District of Georgia, Atlanta Division. As a result of receiving this notification, we have contacted a bankruptcy attorney and will pursue the protection of our rights under these licenses. We have been informed that there is an intellectual properties doctrine and legal precedents that can be interpreted to provide us with the rights to the software, if our licenses do not survive the impending bankruptcy proceedings. All costs related to the Company's acquisition of the M2Direct license rights were previously expensed in 1999.

Based on M2Direct filing bankruptcy and the violations that M2Direct heretofore created within the license agreements, we have suspended all license payments. In anticipation of our rights under these licenses and the technology itself surviving the bankruptcy proceedings, we are continuing our efforts to explore and develop business opportunities that will potentially create revenue for the Company.

We are currently developing business plans to utilize the M2Direct licensed technology in a variety of ways. Even though we have presented the technology and our ideas to several companies and have more meetings scheduled, we have no contracts with other companies at this time. Even though we will continue to have discussions about the application of the envelope technology with prospect companies, no contracts will be entered into until and unless our licenses survive the M2Direct bankruptcy.

Based on the legal precedents that exist protecting our ongoing and post bankruptcy rights to the envelope technology and software, the Company has developed a dialogue with the Bankruptcy Trustee, written a business plan and submitted a bid to purchase this technology from the Bankruptcy Court. The Company is embarking on raising the necessary capital required to purchase this technology, if we are selected as the successful bidder. If we are not successful in purchasing this technology from the Bankruptcy Court, we will continue to pursue any and all legal remedies that will provide the Company full access to this technology, up to and including obtaining the source code and setting up our own servers. This would be done for purposes of maintaining the Company's ability to implement its business plans for these licenses and the pursuit of revenue from the application of this technology in the electronic commerce marketplace.

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

The results of this six-month effort has been the determination that the scope of this project is beyond our technical and capital resources. Therefore, the Company charged off the entire advance of $25,245 as expense in 1999. A Settlement Agreement has been successfully negotiated providing the Company with a promissory note in the amount of $25,245, due and payable not later than December 1, 2000. Documents have been drawn and Mr. Farley has approved and signed them, on behalf of the Company. These documents have been sent to the principals of Rainbow Country and have not been executed as of this date.

Management's Discussion and Analysis for the three and six months ended June 30, 2000

Results of Operations

From September 1992 until July 1999, the Company had no operations and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through December 31, 1999 activities primarily consisted of bringing the Company's filings under the

Securities and Exchange Act of 1934 current, closing the Asset Purchase Agreement, beginning the process to effect a reverse stock split, name change and reincorporation into Delaware, seeking business opportunities in the software and Internet businesses, specifically the M2Direct licensing agreements, the SiteScape investment and the Rainbow investment, and accounting for these transactions. During the three-months ended June 30, 2000, the Company incurred general and administrative expenses of $188,586 related to these activities, which includes payroll expense of approximately $130,140. For the six-months ended June 30, 2000, the Company incurred general and administrative expenses of $265,274, which included payroll expense of approximately $178,760.

SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. As of June 30, 2000 these circumstances have indicated that the Company should charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment. Therefore, during the three-month period, June 30, 2000, the Company recorded a charge of $57,420 for research and development expenses and a charge of $203,580 for marketing and advertising expenses. For the six months period ending June 30, 2000 the Company recorded combined charges, associated with its SiteScape investment, of $705,000.

The Company also incurred interest expense for the three months and six months ended June 30, 2000 of approximately $32,000 and $57,000 respectively, in connection with the various loans as described in the notes to the financial statements. Through June 30, 2000, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $950,420 for certain investment transactions and the ongoing cash needs of the Company. During the three months ended March 31, 2000, the Company recognized a $27,178 extraordinary gain from the extinguishments of debt upon the settlement of $38,678 of accounts payable (that had been outstanding since 1992) for $6,500.


Liquidity and Capital Resources

The independent auditors' report on the Company's financial statements as of December 31, 1999, and for each of the years in the two-year period ended December 31, 1999, includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. As of June 30, 2000, the Company had a working capital deficiency of $1,865,966.

The Company anticipates a significantly increased need for working capital during remainder of 2000 to maintain the required filings under the Securities and Exchange Act of 1934 in a timely fashion. The Company is seeking additional working capital through debt and/or equity offerings, which will be used for the above-described purposes and to market and further develop the M2Direct technology once the bankruptcy proceedings have been resolved.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
None

Item 2.  Changes in Securities

Effective June 22, 2000, Deucalion Research, Inc. ("Deucalion") was merged into its wholly owned Delaware subsidiary in a reincorporation/recapitalization merger which, effected a one-for-6,800 reverse stock split, reduced the authorized capital of the Company from 1,500,000,000 shares to 30,000,000 shares, increased the par value of the Company's common stock from $.0001 to $.01 per share, and authorized the Board of Directors to issue up to 10,000,000 shares of blank check preferred stock.

Item 3.   Defaults Upon Senior Securities
None

Item 4.   Submission of Matters to a Vote of Security Holders

On June 1, 2000, Deucalion held a special meeting of its stockholders to consider and vote upon the reincorporation/recapitalization merger of Deucalion with and into its wholly owned Delaware subsidiary, Digital Fuel, Inc. ("Special Meeting"), as described in the Schedule 14C Information Statement filed with the Securities and Exchange Commission on May 9, 2000 and incorporated herein by reference. 998,000,000 shares were voted in favor of the reincorporation/recapitalization merger representing approximately 66.9% of the shares of common stock entitled to vote at the meeting. Because the principal stockholders of the Company controlled enough shares to approve the transaction, no other votes were solicited and there were no votes against the proposal, no votes withheld, no broker non-votes and no abstentions. The effect of the transaction approved at the Special Meeting includes: changing the name of the Company from Deucalion Research, Inc. to Digital Fuel, Inc., effecting a one-for-6,800 reverse stock split, reducing the authorized capital of the Company from 1,500,000,000 shares to 30,000,000 shares, increasing the par value of the Company's common stock from $.0001 to $.01 per share, and authorizing the Board of Directors to issue up to 10,000,000 shares of blank check preferred stock.

Item 5.   Other Information
None

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibit Description
     -------------------

            2 Agreement and Plan of Merger dated June 16, 2000, between Digital Fuel, Inc. and Deucalion Research, Inc.

            3(i) Certificate of Incorporation (Incorporated by reference to Exhibit A of the Schedule 14C Information Statement filed with the SEC on May 9, 2000).

            3(ii) Bylaws of Digital Fuel, Inc.

            15 Letter on unaudited interim financial information (See Independent Accountants' Report included herein).

            27    Financial data schedule

(b) The Company filed no reports on Form 8-K during the quarter covered by this report

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DIGITAL FUEL, INC.
                                  (Registrant)


  By /s/ Michael R. Farley                      By /s/ Forrest L. Metz
  ------------------------                      ----------------------
  Michael R. Farley, Chief Executive Officer    Forrest L. Metz, President and
                                                Chief Financial Officer

Date: August 17, 2000

                                   Exhibit 2
                                   ---------
                         AGREEMENT AND PLAN OF MERGER
                                      OF
                           DEUCALION RESEARCH, INC.
                         (a North Dakota corporation)
                                      AND
                              DIGITAL FUEL, INC.
                           (a Delaware corporation)

          THIS AGREEMENT AND PLAN OF MERGER, dated as of June 16, 2000 (this "Agreement") is between Digital Fuel, Inc., a Delaware corporation ("Digital Fuel"), and Deucalion Research, Inc., a North Dakota corporation ("Deucalion"). Digital Fuel and Deucalion are sometimes referred to herein as the "Constituent Corporations."

                                   RECITALS

A. Digital Fuel is a corporation duly organized and existing under the laws of the State of Delaware and has a total authorized capital stock of 30,000,000 shares. The number of shares of Preferred Stock authorized to be issued is 10,000,000, par value $.01. No shares of Preferred Stock were outstanding as of the date hereof and prior to giving effect to the transactions contemplated hereby. The number of shares of Common Stock authorized to be issued is 20,000,000, par value $.01. As of the date hereof, and before giving effect to the transactions contemplated hereby, 1,000 shares of Common Stock were issued and outstanding, all of which were held by Deucalion.

B. Deucalion is a corporation duly organized and existing under the laws of the State of North Dakota and has an authorized capital stock of 1,500,000,000 shares all of which are common stock, $.0001 par value, of which 1,499,610,127 shares are issued and outstanding.

C. The Board of Directors of Deucalion has determined that, for the purpose of effecting the reincorporation of Deucalion in the State of Delaware, it is advisable and in the best interests of Deucalion, that Deucalion merge with and into Digital Fuel upon the terms and conditions herein provided.

D. The respective Boards of Directors of Digital Fuel and Deucalion have approved this Agreement and Deucalion, as the sole shareholder of Digital Fuel has approved this Agreement and a majority of the outstanding shares of Deucalion approved the terms of the merger herein provided at a special meeting of the shareholders held June 1, 2000.

E.   Digital Fuel is a wholly-owned subsidiary of Deucalion

     NOW, THEREFORE, in consideration of the mutual agreements and covenants set forth herein, Digital Fuel and Deucalion hereby agree, subject to the terms and conditions hereinafter set forth, as follows:


                                  I.  MERGER

1.1  Merger.  In accordance with the provisions of this Agreement, the Delaware
              General Corporation Law and the Business Corporation Act of the State of North Dakota, Deucalion shall be merged with and into Digital Fuel (the "Merger"), the separate existence of Deucalion shall cease and Digital Fuel shall be, and is herein sometimes referred to as, the "Surviving Corporation," and the name of the Surviving Corporation shall continue to be Digital Fuel, Inc.

     1.2 Filing and Effectiveness. The Merger shall not become effective until the following actions shall be completed:

          a. All of the conditions precedent to the consummation of the Merger specified in this Agreement shall have been satisfied or duly waived by the party entitled to satisfaction thereof:

          c. An executed Certificate of Merger or an executed counterpart of this Agreement meeting the requirements of the Delaware General Corporation Law shall have been filed with the Secretary of State of the State of Delaware; and

          d. An executed counterpart of this Agreement, Articles of Merger or any other document filed with the Secretary of State of the State of Delaware pursuant to section (c) above, shall have been filed with the Secretary of State of the State of North Dakota.

          The date and time when the Merger shall become effective as aforesaid, is herein called the "Effective Date of the Merger."

     1.3 Effect of the Merger. Upon the Effective Date of the Merger, the separate existence of Deucalion shall cease and Digital Fuel, as the Surviving Corporation (i) shall continue to possess all of its assets, rights, powers and property as constituted immediately prior to the Effective Date of the Merger, (ii) shall be subject to all actions previously taken by its and Deucalion's Board of Directors, (iii) shall succeed, without other transfer, to all of the assets, rights, powers and property of Deucalion in the manner more fully set forth in
          Section 259 of the General Corporation Law of the State of Delaware,
          (iv) shall continue to be subject to all of the debts, liabilities and obligations of Digital Fuel as constituted immediately prior to the Effective Date of the Merger, and (v) shall succeed, without other transfer, to all of the debts, liabilities and obligations of Deucalion in the same manner as if Digital Fuel had itself incurred them, all as more fully provided under the applicable provisions of the General Corporation Law of the State of Delaware and the Business Corporation Act of the State of North Dakota.

                II.  CHARTER DOCUMENTS, DIRECTORS AND OFFICERS

     2.1 Certificate of Incorporation. The Certificate of Incorporation of Digital Fuel as in effect immediately prior to the Effective Date of the Merger shall continue in full force and effect as the Certificate of Incorporation of the Surviving Corporation until duly amended in accordance with the provisions thereof and applicable law.

     2.2 Bylaws. The Bylaws of Digital Fuel as in effect immediately prior to the Effective Date of the Merger shall continue in full force and effect as the Bylaws of the Surviving Corporation until duly amended in accordance with the provisions thereof and applicable law.

     2.3 Directors and Officers. The directors and officers of Digital Fuel immediately prior to the Effective Date of the Merger shall be the directors and officers of the Surviving Corporation until their successors shall have been duly elected and qualified or until as otherwise provided by law, the Certificate of Incorporation of the Surviving Corporation or the Bylaws of the Surviving Corporation.

                      III.  MANNER OF CONVERSION OF STOCK

     3.1 Deucalion Common Shares. Upon the Effective Date of the Merger, every 6,800 shares of Deucalion Common Stock, $.0001 par value, issued and outstanding immediately prior thereto shall by virtue of the Merger and without any action by the Constituent Corporations, the holder of such share or any other person, be converted into and exchanged for one fully paid and nonassessable share of Common Stock, par value $.01 per share, of the Surviving Corporation with any fractional interests therein being rounded to the next highest share so as to ensure that no shareholder of Deucalion shall be reduced to less than one fully pain and nonassessable share of the Surviving Corporation.

     3.3 Digital Fuel Common Stock. Upon the Effective Date of the Merger, each share of Common Stock, par value $.01 per share, of Digital Fuel issued and outstanding immediately prior thereto shall, by virtue of the Merger and without any action by Digital Fuel, the holder of such shares or any other person, be canceled and returned to the status of authorized but unissued shares.

     3.4 Exchange of Certificates. After the Effective Date of the Merger, each holder of an outstanding certificate representing shares of Deucalion Common Stock may be asked to surrender the same for cancellation to an exchange agent, whose name will be delivered to such holders prior to any requested exchange (the "Exchange Agent"), and each such holder shall be entitled to receive in exchange therefore a certificate or certificates representing the number of shares of the Surviving Corporation's Common Stock into which the surrendered shares were converted as herein provided. Until so surrendered, each outstanding certificate theretofore representing shares of Deucalion Common Stock shall be deemed for all purposes to represent the number of shares of the Surviving Corporation's Common Stock into which shares of Deucalion Common Stock were converted in the Merger.

          The registered owner on the books and records of the Surviving Corporation or the Exchange Agent of any such outstanding certificate shall, until such certificate shall have been surrendered for transfer or conversion or otherwise accounted for to the Surviving Corporation or the Exchange Agent, have and be entitled to exercise any voting and other rights with respect to and to receive dividends and other distributions upon the shares of Common Stock of the Surviving Corporation represented by such outstanding certificate as provided above.

          Each certificate representing Common Stock of the Surviving Corporation so issued in the Merger shall bear the same legends, if any, with respect to the restrictions on transferability as the certificates of Deucalion so converted and given in exchange therefore, unless otherwise determined by the Board of Directors of the Surviving Corporation in compliance with applicable laws, or other such additional legends agreed upon by the holder and the Surviving Corporation.

          If any certificate for shares of Digital Fuel stock is to be issued in a name other than that in which the certificate surrendered in exchange therefore is registered, it shall be a condition of issuance thereof that the certificate so surrendered shall be properly endorsed and otherwise in proper form for transfer, that such transfer otherwise be proper and comply with applicable securities laws and that the person requesting such transfer pay to the Exchange Agent any transfer or other taxes payable by reason of issuance of such new certificate in a name other than that of the registered holder of the certificate surrendered or establish to the satisfaction of Digital Fuel that such tax has been paid or is not payable.

                                 IV.  GENERAL

     4.1 Covenants of Digital Fuel. Digital Fuel covenants and agrees that it will, on or before the Effective Date of the Merger:

          4.1.2 File any and all documents with the North Dakota Franchise Tax Board necessary for the assumption by Digital Fuel of all of the franchise tax liabilities of Deucalion.

          4.1.3 Take such other actions as may be required by the Business Corporation Law of the State of North Dakota.

     4.2 Further Assurances. From time to time, as and when required by Digital Fuel or by its successors or assigns, there shall be executed and delivered on behalf of Deucalion such deeds and other instruments, and there shall be taken or caused to be taken by it such further and other actions as shall be appropriate or necessary in order to vest or perfect in or conform of record or otherwise by Digital Fuel the title to and possession of all the property, interests, assets, rights, privileges, immunities, powers, franchises and authority of Deucalion and otherwise to carry out the purposes of this Agreement, and the officers and directors of Digital Fuel are fully authorized in the name and on behalf of Deucalion or otherwise to take any and all such action and to execute and deliver any and all such deeds and other instruments.

     4.3 Abandonment. At any time before the Effective Date of the Merger, this Agreement may be terminated and the Merger may be abandoned for any reason whatsoever by the Board of Directors of either Deucalion or of Digital Fuel, or of both, notwithstanding the approval of this Agreement by the shareholders of Deucalion.

     4.4 Amendment. The Board of Directors of the Constituent Corporations may amend this Agreement at any time prior to the filing of this Agreement (or certificate in lieu thereof) with the Secretary of State of the State of Delaware, provided that an amendment made subsequent to the adoption of this Agreement by the stockholder or shareholders of either Constituent Corporation shall not: (1) alter or change the amount or kind of shares, securities, cash, property and/or rights to be received in exchange for or on conversion of all or any of the shares of any class or series thereof of such Constituent Corporation.
          (2) alter or change any term of
          the Certificate of Incorporation of the Surviving Corporation to be effected by the Merger or (3) alter or change any of the terms and conditions of this Agreement if such alteration or change would adversely affect the holders of any class or series of capital stock or any Constituent Corporation.

     4.5 Registered Office. The registered office of the Surviving Corporation in the State of Delaware is 1013 Centre Read, City of Wilmington, County of New Castle, State of Delaware 19805. The name of its registered agent at such address is The United States Corporation Company.

     4.6 Agreement. Executed copies of this Agreement will be on file at the principal place of business of the Surviving Corporation at 6601 East Grant Road, Tucson, Arizona 85715, and copies thereof will be furnished to any stockholder or shareholder of either Constituent Corporation, upon request and without cost.

     4.7 Governing Law. This Agreement shall in all respects be construed, interpreted and enforced in accordance with and governed by the laws of the State of Delaware and, so far as applicable, the merger provisions of the Business Corporation Act of the State of North Dakota.

     4.8 Counterparts. In order to facilitate the filing and recording of this Agreement, the same may be executed in any number of counterparts, each of which shall be deemed to be an original and all of which together shall constitute one and the same instrument.

          IN WITNESS WHEREOF, this Agreement having first been approved by the resolutions of the Boards of Directors of Digital Fuel, Inc., a Delaware corporation, and Deucalion Research, Inc., a North Dakota corporation, is hereby executed on behalf of each of such two corporations and attested by their respective officers thereunto duly authorized.


     DEUCALION RESEARCH, INC.                     DIGITAL FUEL, INC.
     a North Dakota corporation                   a Delaware corporation


     By: /s/ Michael R. Farley                    By: /s/ Michael R. Farley
         ---------------------                        ---------------------
         Michael R. Farley,                           Michael R. Farley,
         Chief Executive Officer                      Chief Executive Officer

                                 Exhibit 3(ii)
                                 -------------

                                    BYLAWS
                                      OF
                              DIGITAL FUEL, INC.

                    (hereinafter called the "Corporation")

                                   ARTICLE I
                                    OFFICES
                                    -------

  Section 1.  Registered Office.  The registered office of the Corporation shall
  ---------   -----------------
be in the City of Wilmington, County of New Castle, State of Delaware.

  Section 2.  Other Offices.  The Corporation may also have offices at such
  ---------   -------------
other places both within and without the State of Delaware as the Board of Directors may from time to time determine.

                                  ARTICLE II
                           MEETINGS OF STOCKHOLDERS
                           ------------------------

  Section 1.  Place of Meetings.  Meetings of the stockholders for the election
  ---------   -----------------
of directors or for any other purpose shall be held at such time and place, either within or without the State of Delaware, as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting or in a duly executed waiver of notice thereof.

  Section 2.  Annual Meeting.  The annual meetings of stockholders shall be held
  ---------   --------------
on such date and at such time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting, at which meetings the stockholders shall elect by a plurality vote a Board of Directors, and transact such other business as may properly be brought before the meeting. Written notice of the annual meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting as the laws of the State of Delaware shall provide.

  Section 3.  Special Meetings.  Unless otherwise prescribed by law or by the
  ---------   ----------------
Certificate of Incorporation, special meetings of stockholders, for any purpose or purposes, may be called by either (i) the Chairman, if there be one, or (ii) the President, (iii) any Vice President, if there be one or (iv) the Secretary and shall be called by any such officer at the request in writing of a majority of the Board of Directors or the holders of a majority of the outstanding voting shares. Such request shall state the purpose or purposes of the proposed meeting. Written notice of a special meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called shall be given to each stockholder entitled to vote at such meeting as the laws of the State of Delaware shall provide.

  Section 4.  Quorum.  Except as otherwise provided by law or by the Certificate
  ---------   ------
of Incorporation, the holders of one-third of the common stock issued and outstanding and entitled to vote, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business. If such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting, if a quorum shall be present or represented, any business may be transacted, which might have been transacted at the meeting as originally noticed. If the adjournment is for more than 30 days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder entitled to vote at the meeting.

  Section 5.  Voting.  Unless otherwise required by law, the Certificate of
  ---------   ------
Incorporation or these Bylaws, any question brought before any meeting of stockholders shall be decided by the vote of the holders of a majority of the stock represented and entitled to vote. Each stockholder represented at a meeting of stockholders shall be entitled to cast one vote for each share of the common stock entitled to vote held by such stockholder. Such votes may be cast in person or by proxy but no proxy shall be voted on or after three years from its date, unless such proxy provides for a longer period. The Board of Directors, in its discretion, or the officer of the Corporation presiding at a meeting of stockholders, in his discretion, may require that any votes cast at such meeting shall be cast by written ballot.

  Section 6.  Stock Ledger.  The stock ledger of the Corporation shall be the
  ---------   ------------
only evidence as to the stockholders who are entitled to examine the stock ledger, any list required by the General Corporation Law of the State of Delaware or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.

  Section 7.  Action by Consent of all Stockholders.  Any action required to be
  ---------   -------------------------------------
taken at any annual or special meeting of the stockholders may be taken without a meeting, without prior notice and without a vote, if a consent in writing setting forth the action so taken shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Such written consent or consents shall be filed with the minutes of the Corporation. Prompt notice of the taking of corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

                                  ARTICLE III
                                   DIRECTORS
                                   ---------

  Section 1.  Number of Directors.  The Board of Directors shall consist of not
  ---------   -------------------
less than one member, the exact number of which shall initially be fixed by the Incorporator and thereafter from time to time by resolution of the Board of Directors. Any director may resign at any time upon notice to the Corporation. Directors need not be stockholders.

  Section 2.  Removal of Directors.  Any Director may be removed, with or
  ----------  --------------------
without cause, by a majority vote of the stockholders entitled to vote. The action for removal can be taken at an annual meeting, special meeting called for that purpose, or by a consent action.

  Section 3.  Vacancies.  Vacancies and newly created directorships resulting
  ---------   ---------
from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director.

  Section 4.  Duties and Powers.  The business of the Corporation shall be
  ---------   -----------------
managed by or under the direction of the Board of Directors which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or by these Bylaws directed or required to be exercised or done by the stockholders.

  Section 5.  Meetings.  The Board of Directors of the Corporation may hold
  ---------   --------
meetings, both regular and special, either within or without the State of Delaware. Regular meetings of the Board of Directors may be held without notice at such time and at such place as may from time to time be fixed by the Board of Directors. Special meetings of the Board of Directors may be called by the Chairman, if there be one, the President, or any two directors. Notice thereof stating the place, date and hour of the meeting shall be given to each director either by mail not less than 48 hours before the date of the meeting, by telephone or telegram on 24 hours notice, or on such shorter notice as the person or persons calling such meeting may deem necessary or appropriate in the circumstances.

  Section 6.  Quorum.  Except as may be otherwise specifically provided by law,
  ---------   ------
the Certificate of Incorporation or these Bylaws, at all meetings of the Board of Directors, a majority of the entire Board of Directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors. If a quorum shall not be present at any meeting of the

Board of Directors, the directors present may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

  Section 7.  Actions of Board.  Unless otherwise provided by the Certificate of
  ---------   ----------------
Incorporation or these Bylaws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all the members of the Board of Directors or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors or committee.

  Section 8.  Meetings by Means of Conference Telephone.  Unless otherwise
  ---------   -----------------------------------------
provided by the Certificate of Incorporation or these Bylaws, members of the Board of Directors of the Corporation, or any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors or such committee by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section 7 shall constitute presence in person at such meeting.

  Section 9.  Committees.  The Board of Directors may, by resolution passed by a
  ---------   ----------
majority of the entire Board of Directors, designate one or more committees, each committee to consist of one or more of the directors of the Corporation. The Board of Directors may designate one or more directors as alternate members of any committee who may replace any absent or disqualified member at any meeting of any such committee. In the absence or disqualification of a member of a committee, and in the absence of a designation by the Board of Directors of an alternate member to replace the absent or disqualified member, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any absent or disqualified member. Any committee, to the extent allowed by law and provided in the resolution establishing such committee, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation; but no such committee shall have the power or authority to amend the certificate of incorporation, adopt an agreement of merger or consolidation, recommend to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommend to the stockholders a dissolution of the corporation or a revocation of a dissolution, amend the bylaws of the corporation, declare a dividend, or issue stock. Each committee shall keep regular minutes and report to the Board of Directors when required.

  Section 10. Compensation.  The directors may be paid their expenses, if any,
  ----------  ------------
of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefore. Members of special or standing committees may be allowed like compensation for attending committee meetings.

  Section 11. Interested Directors.  No contract or transaction between the
  ----------  --------------------
Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose if (i) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (ii) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (iii) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee thereof or the stockholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee, which authorizes the contract or transaction.

                                  ARTICLE IV
                                   OFFICERS
                                   --------

  Section 1.  General.  The officers of the Corporation shall be chosen by the
  ---------   -------
Board of Directors and shall be a President, a Secretary and a Treasurer. The Board of Directors, in its discretion, may also choose a Chairman of the Board of Directors (who must be a director) and one or more Vice Presidents, Assistant Secretaries, Assistant Treasurers and other officers. Any number of offices may be held by the same person, unless otherwise prohibited by law, the Certificate of Incorporation or these Bylaws. The officers of the Corporation need not be stockholders of the Corporation nor, except in the case of the Chairman of the Board of Directors, need such officers be directors of the Corporation.

  Section 2.  Election.  The Board of Directors at its first meeting held after
  ---------   --------
each annual meeting of stockholders shall elect the officers of the Corporation who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors; and all officers of the Corporation shall hold office until their successors are chosen and qualified, or until their earlier resignation or removal. Any officer elected by the Board of Directors may be removed, with or without cause, at any time by the affirmative vote of a majority of the Board of Directors. Any vacancy occurring in any office of the Corporation shall be filled by the Board of Directors. The salaries of all officers of the Corporation shall be fixed by the Board of Directors.

  Section 3.  Voting Securities Owned by the Corporation.  Powers of attorney,
  ---------   ------------------------------------------
proxies, waivers of notice of meeting, consents and other instruments relating to securities owned by the Corporation may be executed in the name of and on behalf of the Corporation by the President or any Vice President and any such officer may, in the name of and on behalf of the Corporation, take all such action as any such officer may deem advisable to vote in person or by proxy at any meeting of security holders of any corporation in which the Corporation may own securities and at any such meeting shall possess and may exercise any and all rights and powers incident to the ownership of such securities and which, as the owner thereof, the Corporation might have exercised and possessed if present. The Board of Directors may, by resolution, from time to time confer like powers upon any other person or persons.

  Section 4.  Chairman of the Board of Directors.  The Chairman of the Board of
  ---------   ----------------------------------
Directors, if there be one, shall preside at all meetings of the stockholders and of the Board of Directors. He shall be the Chief Executive Officer of the Corporation, and except where by law the signature of the President is required, the Chairman of the Board of Directors shall possess the same power as the President to sign all contracts, certificates and other instruments of the Corporation which may be authorized by the Board of Directors. During the absence or disability of the President, the Chairman of the Board of Directors shall exercise all the powers and discharge all the duties of the President.
The Chairman of the Board of Directors shall also perform such other duties and may exercise such other powers as from time to time may be assigned to him by these Bylaws or by the Board of Directors.

  Section 5.  President.  The President shall have, subject to the control of
  ---------   ---------
the Board of Directors and, if there be one, the Chairman of the Board of Directors, general supervision of the business of the Corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect. He shall execute all bonds, mortgages, contracts and other instruments of the Corporation requiring a seal, under the seal of the Corporation, except where required or permitted by law to be otherwise signed and executed and except that the other officers of the Corporation may sign and execute documents when so authorized by these Bylaws, the Board of Directors or the President. In the absence or disability of the Chairman of the Board of Directors, or if there be none, the President shall preside at all meetings of the stockholders and the Board of Directors. If there be no Chairman of the Board of Directors, the President shall be the Chief Executive Officer of the Corporation. The President shall also perform such other duties and may exercise such other powers as from time to time may be assigned to him by these Bylaws or by the Board of Directors.

  Section 6.  Vice Presidents.  At the request of the President or in his
  ---------   ---------------
absence or in the event of his inability or refusal to act (and if there be no Chairman of the Board of Directors), the Vice President or the Vice Presidents if there is more than one (in the order designated by the Board of Directors) shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. Each Vice President shall perform such other duties and have such other powers as the Board of Directors from time to time may prescribe. If there be no Chairman of the Board of Directors and no Vice President, the Board of Directors shall designate the officer of the Corporation who, in the absence of the President or in the event of the inability or refusal of the President to act, shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President.

  Section 7.  Secretary.  The Secretary shall attend all meetings of the Board
  ---------   ---------
of Directors and all meetings of stockholders and records of all the proceedings shall be properly kept or filed, as the case may be.

  Section 8.  Treasurer.  The Treasurer shall have the custody of the corporate
  ---------   ---------
funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the President and the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Treasurer and of the financial condition of the Corporation. If required by the Board of Directors, the Treasurer shall give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.

  Section 9.  Assistant Secretaries.  Except as may be otherwise provided in
  ---------   ---------------------
these Bylaws, Assistant Secretaries, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the President, any Vice President, if there be one, or the Secretary, and in the absence of the Secretary or in the event of his disability or refusal to act, shall perform the duties of the Secretary, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Secretary.

  Section 10. Assistant Treasurers.  Assistant Treasurers, if there be any,
  ----------  --------------------
shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the President, any Vice President, if there be one, or the Treasurer, and in the absence of the Treasurer or in the event of his disability or refusal to act, shall perform the duties of the Treasurer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Treasurer. If required by the Board of Directors, an Assistant Treasurer shall give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.

  Section 11. Other Officers.  Such other officers as the Board of Directors
  ----------  --------------
may choose shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors. The Board of Directors may delegate to any other officer of the Corporation the power to choose such other officers and to prescribe their respective duties and powers.

                                   ARTICLE V
                                     STOCK
                                     -----

  Section 1.  Form of Certificates.  Every holder of stock in the Corporation
  ---------   --------------------
shall be entitled to have a certificate signed, in the name of the Corporation
(i) by the Chairman of the Board of Directors, the President or a Vice President and (ii) by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary of the Corporation, certifying the number of shares owned by him in the Corporation.

  Section 2.  Signatures.  Where a certificate is counter-signed by (i) a
  ---------   ----------
transfer agent other than the Corporation or its employee, or (ii) a registrar other than the Corporation or its employee, any other signature on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

  Section 3.  Lost Certificates.  The Board of Directors may direct a new
  ---------   -----------------
certificate to be issued in place of any certificate theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate, or his legal representative, to advertise the same in such manner as the Board of Directors shall require and/or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

  Section 4.  Transfers.  Stock of the Corporation shall be transferable in the
  ---------   ---------
manner prescribed by law and in these Bylaws. Transfers of stock shall be made on the books of the Corporation only by the person named in the certificate or by his attorney lawfully constituted in writing and upon the surrender of the certificate therefore, which shall be canceled before a new certificate shall be issued.

  Section 5.  Record Date.  In order that the Corporation may determine the
  ---------   -----------
stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than 60 days nor less than 10 days before the date of such meeting, nor more than 60 days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors fix a new record date for the adjourned meeting.

  Section 6.  Beneficial Owners.  The Corporation shall be entitled to recognize
  ---------   -----------------
the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law.

                                  ARTICLE VI
                                    NOTICES
                                    -------

  Section 1.  Notices.  Whenever written notice is required by law, the
  ---------   -------
Certificate of Incorporation or these Bylaws, to be given to any director, member of a committee or stockholder, such notice may be given by mail, addressed to such director, member of a committee or stockholder, at his address as it appears on the records of the Corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Written notice may also be given personally or by facsimile, telegram, telex or cable.

  Section 2.  Waivers of Notice.  Whenever any notice is required by law, the
  ---------   -----------------
Certificate of Incorporation or these Bylaws, to be given to any director, member of a committee or stockholder, a waiver thereof in writing, signed, by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                                  ARTICLE VII
                              GENERAL PROVISIONS
                              ------------------

  Section 1.  Dividends.  Dividends upon the common stock of the Corporation,
  ---------   ---------
subject to the provisions of the Certificate of Incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, and may be paid in cash, in property or in shares of the common stock. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time, in its absolute discretion, deems proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for any proper purpose, and the Board of Directors may modify or abolish any such reserve.

  Section 2.  Disbursements.  All checks or demands for money and notes of the
  ---------   -------------
Corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

  Section 3.  Fiscal Year.  The fiscal year of the Corporation shall be fixed by
  ---------   -----------
resolution of the Board of Directors.

  Section 4.  Corporate Seal.  The corporate seal shall have inscribed thereon
  ---------   --------------
the name of the Corporation, the year of its organization and the words "Corporate Seal, Delaware." The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

                                 ARTICLE VIII
                                INDEMNIFICATION
                                ---------------

  The Corporation shall indemnify any director, officer, employee or agent of the Corporation or any person serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise to the fullest extent permitted by the Delaware General Corporation Law and provided for in the Certificate of Incorporation.

                                  ARTICLE IX
                                  AMENDMENTS
                                  ----------

  Section 1.  Amendments.  These Bylaws may be altered, amended or repealed, in
  ---------   ----------
whole or in part, or new bylaws may be adopted by the stockholders or by the Board of Directors, provided, however, that notice of such alteration, amendment, repeal or adoption of new bylaws be contained in the notice of such meeting of stockholders or Board of Directors as the case may be. All such amendments must be approved by either the holders of a majority of the outstanding common stock entitled to vote or by a majority of the entire Board of Directors then in office.

  Section 2.  Entire Board of Directors.  As used in this Article IX and in
  ---------   -------------------------
these Bylaws generally, the term "entire Board of Directors" means the total number of directors, which the Corporation would have if there were no vacancies.

                                   ARTICLE X
                                   ADOPTION
                                   --------

          These Bylaws were adopted by the Directors of the Corporation on April 1, 2000.