Form 10QSB
period 2000-09-30
DIGITAL FUEL INC
filed 2000-11-07
CIK 820295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________to_________

                          Commission File No. 0-12374


                                Digital Fuel, Inc.
            (Exact Name of Registrant as Specified in its Charter)


          Delaware                                           45-0375367
          -------------------------------------------------------------
         (State or other jurisdiction of                    (IRS Employer
          incorporation or organization)                 Identification No.)


    6601 East Grant Road, Suite 101, Tucson, Arizona               85715
    --------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip code)


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

                                   Yes  X         No
                                   --------       --------

Number of shares of common stock outstanding: 2,558,278 Shares of Common Stock, par value $.01 per share, were outstanding as of November 7, 2000.

                               DIGITAL FUEL, INC.

Part 1.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS




                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Digital Fuel, Inc.

We have reviewed the accompanying condensed balance sheet of Digital Fuel, Inc. as of September 30, 2000, and the related condensed statements of operations for the three-month and nine-month periods then ended; and the statement of cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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

WATSON & WATSON CPAs, P.C.

Tempe, Arizona
November 2, 2000

                                DIGITAL FUEL, INC.
                              CONDENSED BALANCE SHEET
                                September 30, 2000
                                    (Unaudited)

                                      ASSETS

Current assets:
Cash                                                      $1,696
                                                           -----
Total current assets                                       1,696
                                                           -----
Investments (Note 4):
Preferred Stock, SiteScape                                   -0-
                                                           -----

                                                          $1,696
                                                           =====

                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
Notes payable:
   Related parties (Note 2)                           $1,161,220
   Other (Note3)                                         250,000

Accounts payable:
   License agreements                                    205,000
   Related parties                                        57,072
   Other                                                  81,429
Accrued management fees                                  188,878
Accrued interest expense, related parties (Note 2)        74,652
                                                         -------
Total current liabilities                              2,018,251
                                                       ---------
Long-term notes payable:
   Related parties (Note 2)                               25,000
   Other (Note 3)                                         15,000
                                                          ------
                                                          40,000
                                                          ------
Shareholders' equity deficiency:

Preferred stock, $.01 par value; authorized 10,000,000 shares;
issued -0- shares:
Common stock, $.01 par value; authorized 20,000,000 shares;
issued 2,558,278 shares:                                  25,583
Capital in excess of par value                         2,396,842
Accumulated deficit                                   (4,478,980)
                                                       ---------
                                                      (2,056,555)
                                                       ---------
                                                        $  1,696
                                                       =========
                    See Notes to Condensed Financial Statements

                                DIGITAL FUEL, INC.

                        CONDENSED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (Unaudited)

                                                2000         1999

Expenses:
General and administrative                   118,115     $243,541
                                             -------      -------
Operating loss                              (118,115)    (243,541)
                                             -------      -------
Interest expense:
Related parties (Note 2)                      26,573        3,911
Other (Note 3)                                 5,892
                                               -----
                                              32,465
                                              ------

Loss before extraordinary item             $(150,580)   $(247,452)
                                             -------      -------
Other item:
Gain on extinguishment of debt (Note 6)        8,692
                                               -----

Net Loss                                   $(141,888)   $(247,452)
                                             =======      =======

Basic and diluted loss per common share        $(.11)         $ *
                                                 ===           ==

Weighted average number of
shares outstanding                         1,237,323   990,613,429
                                           =========   ===========
*Less than $.01 per share

                     See Notes To Condensed Financial Statements

                                DIGITAL FUEL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (Unaudited)

                                              2000          1999
                                              ----          ----
Expenses:
Research and development (Note 4)          $94,050
Marketing and advertising (Note 4)         610,950
General and administrative                 383,410      $245,214
                                           -------       -------
Operating loss                          (1,088,410)     (245,214)
                                         ---------       -------
Interest expense:
Related parties (Note 2)                    74,174         3,911
Other (Note 3)                              15,243
                                            ------
                                            89,417
                                            ------
Loss before extraordinary item          (1,177,827)     (249,125)

Other item:
Gain on extinguishment of debt (Note 6)     35,870
                                            ------        ------
Net loss                               $(1,141,957)    $(249,125)
                                         =========       =======

Basic and diluted loss per common share:
Loss before extraordinary item              $(2.09)           $*
Extraordinary item                             .06
                                               ---
Net Loss                                    $(2.03)           $*
                                               ===            ==

Weighted average number of
shares outstanding                         562,009    666,402,449
                                         =========    ===========
*less than $.01 per share

                     See Notes To Condensed Financial Statements

                               DIGITAL FUEL, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (Unaudited)

                                                 2000             1999
                                                 ----             ----
Cash flows from operating activities:
Net loss                                    $(1,141,957)       $(249,125)
                                              ---------          -------
Adjustments to reconcile net loss
to net cash used in operations:

Non-cash expense in connection with
SiteScape investment (Note 4)                   705,000          600,000

Change in operating liabilities:
Decrease in prepaid expense                                        4,500
Increase in deposits                                            (400,000)
Increase in accounts payable, related parties    38,747
Increase in accounts payable                     23,045            1,881
Increase in accrued salaries                    182,893
Increase in accrued interest, related parties    68,677
                                                 ------
Total adjustments                             1,018,362          206,381
                                              ---------          -------
Net cash used in operating activities          (123,595)         (42,744)
                                                -------           ------
Cash flows from financing activities:
Proceeds from the issuance of common stock                       100,000
Proceeds from notes payable-related parties
  (Note 2)                                      362,300          200,000
Repayments of notes payable-related parties      (7,031)         (71,600)
Proceeds from notes payable, other (Note 3)     250,000
                                                -------           ------
Net cash provided by financing activities       605,269          228,400
                                                -------          -------
Cash flows from investing activities:
SiteScape stock purchase (Note 4)              (500,000)
                                                -------
Net cash used in investing activities          (500,000)
                                                -------
Increase (decrease) in cash                     (18,326)         185,656

Cash, beginning                                  20,022            5,515
                                                 ------           ------
Cash, ending                                     $1,696         $191,171
                                                 ======         ========
During the 9 months ended September 30, 2000, $6,469 was paid for interest. Non-cash financing activities:
  Issuance of common stock in exchange for accounts payable     $ 38,836
  Issuance of common stock in exchange for management fees        93,412
  Issuance of common stock in exchange for notes payable          10,000
                                                                  ------
                                                                $142,248
                                                                 =======
                                      F-6

                                DIGITAL FUEL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

    In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 2000 and 1999 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                               DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



2.  Notes payable, related parties:

      Short-term:

      Farley Family Partnership, 9%, unsecured, due on demand       $200,000

      Multiple advance promissory note, Metz Trust, maximum
      borrowings of $150,000, 9%, unsecured, due on demand           107,000

      Multiple advance promissory note, Grant Papanikolas, maximum
      borrowings of $100,000, 9%, unsecured, due on demand            85,000

      Multiple advance promissory note, Michael R. Farley, maximum
      borrowings of $100,000, 9%, unsecured, due on demand            25,300

      Multiple advance promissory note Farley & Associates, Inc., maximum borrowings of $800,000, 9%, unsecured,
      due on demand                                                  743,920
                                                                     -------
                                                                  $1,161,220
                                                                   =========

      Long-term:

      Promissory note, Email Catalogue, LLC, 8%, unsecured,
      due October, 2001                                              $25,000
                                                                      ======


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

                                DIGITAL FUEL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

3.  Notes payable, other:

      Short-term:

      Townsdin, 9%, unsecured, due on demand                     $200,000

      Torrance, 9%, unsecured, due on demand                       50,000
                                                                  -------
                                                                 $250,000
                                                                  =======
      Long-term:

      Comm Enterprises, 8%, unsecured, due October 15, 2001.      $10,000

      Port Ability, 8%, unsecured, due October 15, 2001.            5,000
                                                                   ------
                                                                  $15,000
                                                                   ======

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

                                DIGITAL FUEL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

    The Preferred stock is also entitled to receive dividends if, and when declared by SiteScape's board of directors, at the cumulative rate of 8% per year compounded annually. Dividends are due only if declared by the board of directors and the tangible net worth of SiteScape exceeds $25 million. SiteScape is an Internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is a collaboration software, which provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations. SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, these circumstances had indicated that the Company should charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment. Therefore, during the three-month period ending June 30, 2000, the Company recorded a charge of $57,420 for research and development expenses and a charge of $203,580 for marketing and advertising expenses. Relating to the six months ended June 30, 2000, the Company recorded a charge of $94,050 for research and development expenses and a charge of $610,950 for marketing and advertising expenses. As of June 30, 2000, these charges have reduced the carry value of the Company's investment to zero. During the three months ending September 30, 2000, SiteScape has continued to operate at a loss.

                                DIGITAL FUEL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



5.  Stock Purchase Agreement:

    Per the terms of the Stock Purchase Agreement, certain liabilities of Deucalion were settled including $38,836 owed for legal fees and $93,412 owed for management service fees. These liabilities were settled through the issuance of common stock equal to 1/2% or 10,538 shares and 1% or 21,076 shares, respectively, after completion of the reincorporation, recapitalization, and merger. Effective August 31, 1999, the Stock Purchase Agreement between the Company and Michael Farley and Forrest Metz was closed. Under the agreement, Farley and Metz purchased 2,002,226 shares of common stock for $110,000. Effective August 31, 1999, the Company issued 147,766 shares in exchange for $100,000 and after the reincorporation, recapitalization, and merger, the purchasers were issued 1,855,460 additional shares of the Company's common stock in exchange for the $10,000 in debt due to them.

6.  Extraordinary Income:

    From 1992 until July 1999 the Company was inactive. The current management has embarked on settling certain outstanding payables that have been on the books from 1992 to present. During the three months ended March 31, 2000 and the three months ended September 30, 2000, the company settled accounts payable with a carrying value of $42,370 for $6,500, resulting in extraordinary income from the extinguishment of debt of $35,870. The Company's net tax loss carryforward will be reduced by this $35,870 gain.


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


Management's Discussion and Analysis and Plan of Operation.

Plan of Operation

Change in Control and Restructure of Deucalion

On July 29,1999 and effective August 31, 1999, the Stock Purchase Agreement between the Company and Michael R. Farley and Forrest L. Metz was closed. Effective August 31, 1999, we completed a transaction whereby we sold approximately 95% of our post transaction voting common stock ( 2,002,226shares) for an aggregate purchase price of $110,000. Also, effective August 31, 1999, the former directors and officers of Deucalion resigned and the purchasers were elected as directors and officers of the Company. Pursuant to the terms of the transaction, the purchasers paid us $100,000, in August 1999, of the purchase price in exchange 147,766 shares of the Company's common stock. After the reincorporation, recapitalization, and merger, the purchasers were issued 1,855,460 additional shares of the Company's common stock in exchange for $10,000 in debt due to them.

Per the terms of the Stock Purchase Agreement, certain liabilities of Deucalion were settled including $38,836 owed for legal fees and $93,412 owed for management service fees. These liabilities were settled through the issuance of common stock equal to 1/2% or 10,538 shares and 1% or 21,076 shares, respectively, after completion of the reincorporation, recapitalization, and merger. After the reincorporation, recapitalization, and merger, the purchasers were issued 1,855,460 additional shares of the Company's common stock in exchange for $10,000 in debt due to them, which resulted in the purchasers owning 95% of the Company.

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

Based on the legal precedents that exist protecting our ongoing and post bankruptcy rights to the envelope technology and software, the Company has developed a dialogue with the Bankruptcy Trustee, written a business plan and submitted a bid to purchase this technology from the Bankruptcy Court. The Company had embarked on raising the necessary capital required to purchase this technology, but was not the successful bidder for the technology. Therefore, we will continue to pursue any and all legal remedies that will provide the Company full access to this technology, up to and including obtaining the source code and setting up our own servers. This would be done for purposes of maintaining the Company's ability to implement its business plans for these licenses and the pursuit of revenue from the application of this technology in the electronic commerce marketplace.


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

The results of this nine-month effort has been the determination that the scope of this project is beyond our technical and capital resources. Therefore, the Company charged off the entire advance of $25,245 as expense in 1999. A Settlement Agreement had been successfully negotiated providing the Company with a promissory note in the amount of $25,245, due and payable
not later than December 1, 2000.    However, the Settlement Agreement
collapsed and the Company is seeking the advice of legal council.


Management's Discussion and Analysis for the three and nine months ended September 30, 2000

Results of Operations

From September 1992 until July 1999, the Company had no operations and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through December 31, 1999 activities primarily consisted of bringing the Company's filings under the

Securities and Exchange Act of 1934 current, closing the Asset Purchase Agreement, beginning the process to effect a reverse stock split, name change and reincorporation into Delaware, seeking business opportunities in the software and Internet businesses, specifically the M2Direct licensing agreements, the SiteScape investment and the Rainbow investment, and accounting for these transactions. During the three-months ended September 30, 2000, the Company incurred general and administrative expenses of $118,115 related to these activities and the purchase of the M2Direct technology from the Bankruptcy Court, which includes payroll expense of approximately $83,456. For the nine-months ended September 30, 2000, the Company incurred general and administrative expenses of $383,410, which included payroll expense of approximately $262,215.

SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter, the Company did charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment, which reduced the investment to zero on its Balance Sheet.
During the three months ending September 30, 2000, SiteScape has continued to operate at a loss.

The Company also incurred interest expense for the three months and nine months ended September 30, 2000 of approximately $32,000 and $89,000 respectively, in connection with the various loans as described in the notes to the financial statements. Through September 30, 2000, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $969,220 for certain investment transactions and the ongoing cash needs of the Company. During the three months ended March 31, 2000 and the three months ended September 30, 2000, the company settled accounts payable with a carrying value of $42,370 for $6,500, resulting in extraordinary income from the extinguishment of debt of $35,870. The Company's net tax loss carryforward will be reduced by this $35,870 gain


Liquidity and Capital Resources

The independent auditors' report on the Company's financial statements as of December 31, 1999, and for each of the years in the two-year period ended December 31, 1999, includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. As of September 30, 2000, the Company had a working capital deficiency of $2,016,555.

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

Item 3.   Defaults Upon Senior Securities
None

Item 4.   Submission of Matters to a Vote of Security Holders

On June 1, 2000, Deucalion held a special meeting of its stockholders to consider and vote upon the reincorporation/recapitalization merger of Deucalion with and into its wholly owned Delaware subsidiary, Digital Fuel, Inc. ("Special Meeting"), as described in the Schedule 14C Information Statement filed with the Securities and Exchange Commission on May 9, 2000 and incorporated herein by reference. 998,000,000 shares were voted in favor of the reincorporation/ recapitalization merger representing approximately 66.9% of the shares of common stock entitled to vote at the meeting. Because the principal stockholders of the Company controlled enough shares to approve the transaction, no other votes were solicited and there were no votes against the proposal, no votes withheld, no broker non-votes and no abstentions. The effect of the transaction approved at the Special Meeting includes: changing the name of the Company from Deucalion Research, Inc. to Digital Fuel, Inc., effecting a one-for-6,800 reverse stock split, reducing the authorized capital of the Company from 1,500,000,000 shares to 30,000,000 shares, increasing the par value of the Company's common stock from $.0001 to $.01 per share, and authorizing the Board of Directors to issue up to 10,000,000 shares of blank check preferred stock.

Item 5.   Other Information
None

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibit Description:

     15    Letter on unaudited interim financial information (see
           Independent Accountants' Report included herein).

     27    Financial data schedule.

(b) The Company filed no reports on Form 8-K during the quarter covered by this report.
                                     F-16

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DIGITAL FUEL, INC.
                                  (Registrant)

   By: /s/ Michael R. Farley              By: /s/ Forrest L. Metz
       ---------------------                  -------------------
   Michael R. Farley,                     Forrest L. Metz, President
   Chief Executive Officer                and Chief Financial Officer

Date: November 7, 2000