Form 10KSB
period 2000-12-31
DIGITAL FUEL INC
filed 2001-03-30
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                 FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended:  December 31, 2000
                                   -----------------

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                       Commission file number:  0-12374
                                                -------


                              DIGITAL FUEL, INC.
                (Name of small business issued in its charter)


                Delaware                         45-0375367
                --------                         ----------
      (State or other jurisdiction of     (I.R.S. Employer I.D. Number)
      incorporation or organization)


                6601 E. Grant Road, Tucson, Arizona 85715-3821
                ----------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                                (520) 886-5354
                                ---------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value



      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes [ X ]  No [   ]

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB:  [   ]

      State issuer's revenue for its most recent fiscal year.   $0
                                                               ----

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

      Since the common stock of the Company is not currently traded and there is no market for the Company's Common Stock, the aggregate market value of the voting stock held by non-affiliates is nominal.

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      As of March 29, 2001, 4,343,270 shares of Common Stock, par value $.01 per share, were outstanding.

      Documents incorporated by reference: Schedule 14F1 Information Statement filed on July 16, 1999 and Schedule 14C Definitive Information Statement filed on May 9, 2000.

      Transitional Small Business Disclosure Format (Check one):
            Yes [   ]  No [ X ]

                              DIGITAL FUEL, INC.
                                 FORM 10-KSB

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

Item 1.  Description of Business.

     Note: Readers of this report should note that our business materially changed after August 31, 1999. Except as otherwise described in this report, the information in this report is given through December 31, 2000. As described in the Schedule 14F1 Information Statement, as filed with the Securities and Exchange Commission on July 17, 1999 and incorporated herein by reference, there was a change in control of Digital Fuel, Inc. Mr. Farley and the Metz Trust purchased a majority of our outstanding common stock and have begun the process of bringing our filings with the Securities and Exchange Commission current. Under the current management, headed by Mr. Farley, we have resumed business operations seeking opportunities primarily in the emerging software and internet technology industries.

(a)  Business Development

Prior Business.

     Deucalion Research, Inc., (prior name of the Company) was incorporated under the laws of the State of North Dakota on May 3, 1983. The Company was formed to research, develop, formulate, produce and market environmental engineering products and related services. We initially emphasized the development of custom-engineered environmentally sound products and processes to remove toxic hydrogen sulfide ("H2S" or "sour" gas) and other impurities from gas streams originating from petroleum fields and sanitary landfills, leaving clean gas for immediate fuel use (the "Deucalion Process"). As a result of the general decline of the petroleum industry during 1986, we reduced our emphasis on oil field operations and began devoting efforts to the development and engineering of alternative products and processes as well as the obtaining of additional funds primarily through the exchange of an interest in a landfill gas project and additional issuances of our common stock to fund such activities.

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

     In 1992, we determined that no further demonstration plans for the Deucalion Process were warranted. Our initial product, Ferro-Fluids, was not being marketed at that time, and we were not successful in attempts to license manufacturing and marketing of the product. Since 1992, we tried to find an operating enterprise with which to merge or otherwise form a business combination. However, no such opportunity presented itself until Messrs. Farley and the Metz Trust offered to purchase our outstanding but unissued shares under the terms of a Stock Purchase Agreement (the "Agreement"), dated April 20, 1999, between Deucalion and Michael R. Farley and Forrest L. Metz.

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

     As described in Schedule 14C Definitive Information Statement, filed with the Securities and Exchange Commission on May 9, 2000, incorporated herein by reference, and as a result of a special meeting of the Shareholders on June 1, 2000, and effective June 22, 2000, the domicile of the Company was changed from the State of North Dakota to the State of Delaware by merging Deucalion with and into its recently formed and wholly owned Delaware subsidiary Digital Fuel, Inc. The merger also effected the following additional objectives: a 1-for-6,800 reverse stock split, with fractional shares being rounded up to the nearest whole share: a reduction in the authorized capital stock from 1,500,000,000 shares to 30,000,000; an increase in the par value of capital stock from $.0001 to $.01 per share and the authorization of the Board of Directors to issue up to 10,000,000 shares of blank check preferred stock.

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

Investment in Preferred Stock Shares of SiteScape

     Effective September 1, 1999, the new management completed an agreement with Farley & Associates, Inc., an Arizona corporation ("F & A"), wholly owned by Michael R. Farley who is also chief executive officer, a director and a majority shareholder of Digital Fuel, whereby Digital Fuel acquired from F & A an option to purchase 516,667 shares of Series A Preferred Stock of SiteScape, Inc. ("SiteScape"). Digital Fuel acquired this option in exchange for a $200,000 draw on a multiple advance promissory note extended to the Company by F & A of up to $800,000, bearing interest at 9% and due on demand (the "F & A Note"). The option to purchase the SiteScape preferred stock was originally agreed to through negotiations between F & A and SiteScape and allows F & A (or its designee) to purchase 516,667 shares of SiteScape preferred stock at an exercise price of $1.9354 per share. The $200,000 represents reimbursement of travel and other direct expenses incurred by F & A in connection with their negotiations with SiteScape and also a fee for F & A's services. The $200,000 has been recorded as general and administrative expense in the accompanying statement of operations.

     SiteScape is an internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is collaboration software that provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations.

     Prior to September 1999, F & A provided $400,000 to SiteScape as a deposit on the option to purchase the preferred stock. On September 1, 1999, Digital Fuel acquired F & A's rights to this deposit in exchange for a $400,000 draw on the F & A Note.

     Effective November 5, 1999, Digital Fuel exercised one-half of the SiteScape option shares and purchased 258,334 shares of preferred stock at a
total cost of $500,000.   Digital Fuel paid $100,000 cash directly to
SiteScape, and applied the $400,000 SiteScape deposit described above. In February 2000, we exercised the remaining one-half of the SiteScape option shares and purchased 258,333 shares of preferred stock for $500,000. Digital Fuel now owns approximately 20% of the voting stock of SiteScape.

     The SiteScape preferred stock has, among other rights, the right to vote on general matters and the election of the board of directors of SiteScape, the ability of a 1:5 conversion into Class A voting common stock of SiteScape and dividend participation with common shares.

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

     The results of this nine-month effort has been the determination that the scope of this project is beyond our technical and capital resources. Therefore, the Company charged off the entire advance of $25,245 as expense in 1999. A Settlement Agreement had been successfully negotiated providing the Company with a promissory note in the amount of $25,245, due and payable not later than December 1, 2000. However, the Settlement Agreement collapsed and the Company decided not to pursue any legal action on the advice of legal council.

Business Model

Licensing Agreements

     In 1999, Digital Fuel purchased, through loans made to us, various software license agreements for $250,000. Of this amount, $45,000 was financed in 1999 and $205,000 was due through June 30, 2000. The license agreements were with M2Direct, Inc. and created an opportunity for us to provide businesses with e-commerce tools to develop alternative Internet distribution channels for their products and services. The technology accelerates the distribution and selling of goods and services in e-commerce by enabling the secure delivery of digital information via email, the largest single mechanism for communication on the Internet.

     An intelligent electronic envelope was the basis for this technology. Each envelope has a unique name and any data file can be moved into the envelope. The envelope can be compressed and saved onto the local computer or it can be automatically compressed and attached to the sender's email system. A single envelope can contain as few as one file or as many as a thousand. The process of compressing the documents and then securing them against unauthorized entry was done with an optional password. Submitting customer profile data and/or the use of a credit card can also open the contents of the envelope.

     In order to attempt to market the M2Direct licensed technology, meetings were held with companies that had a need to protect copyrighted books, newspapers, and analyst's reports. Efforts were made to explore the secure envelopes application in the security of patient records to comply with health insurance legislation.

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

     In December 2000, the Company entered into an agreement with the original license holders from whom we purchased the license agreements in late 1999. Because the Company has been unable to successfully use this technology, the licenses were returned to the original owners and the $45,000 financed by the original owners was forgiven. In addition, the $205,000 due to the licensor, M2Direct, Inc., for services that were never provided but charged on the Company's books as an expense in 1999, has been reversed, resulting in recognition of $205,000 of income for the current year. The $45,000 due the original licensees is also recorded as income for the current year. The Company has an agreement with the current licensees that should the legal problems surrounding the licenses ever be resolved, the Company would have the option to re-purchase the licenses under new terms and conditions.

     The Company has also negotiated a settlement agreement with McGuire Woods, L.L.P., the law firm that provided legal services to the Company for the bankruptcy filing of M2Direct. Under the agreement, the Company will issue 400 shares of preferred stock, with a par value of $100 per share, to McGuire Woods in exchange for their legal bill.

     Neither the Company nor its officers or directors currently owns any patents to any products or processes developed by the Company, including the Deucalion Process.

Risks Relating to Our New Business Ventures

     We have little relevant operating history to evaluate performance or
     --------------------------------------------------------------------
prospects.
---------
     We consider ourselves to be a development stage company, engaged primarily in research and development activities, raising capital, acquiring licenses and/or businesses and recruiting personnel. We have little relevant operating history upon which we can evaluate our performance and prospects. We face all the risks common to companies in their early stage of development, including:

     - undercapitalization;
     - cash shortages;
     - high capital expenditures;
     - unproven business model;
     - difficulties in managing rapid growth; and
     - lack of sufficient customers, revenue and cash flow.

     Although our personnel have experience in developing and commercializing new products based on innovative technologies, unanticipated expenses, problems or technical difficulties could occur which would result in material delays in product commercialization. Our efforts may not result in successful product commercialization.

     We will need additional capital to fund operations.
     --------------------------------------------------

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

     Our earnings growth is dependent upon acceptance of our products.
     ----------------------------------------------------------------

     Our earnings growth depends primarily upon market acceptance of our licensed software products. Our products may not be able to be successfully marketed or achieve customer acceptance.

     Our success depends on the introduction of new products and product
     -------------------------------------------------------------------
enhancements.
------------

     Our success in the software license and development business is heavily dependent upon the timely introduction of successful new products or enhancements of existing products to replace declining revenues from products at the latter stage of a product cycle. Consumer preferences for software products are difficult to predict, and few consumer software products achieve sustained market acceptance. If revenue from new products or enhancements does not replace declining revenues from existing products, we may experience:

     - lower operating revenues
     - lower net revenues
     - lower cash flows
     - less liquidity

     Production delays could inhibit our success.
     -------------------------------------------

     The process of developing our software products is extremely complex. A significant delay in the introduction of one or more new products or enhancements could have a material adverse effect on the ultimate success of such products and we may experience:

     - lower operating revenues
     - lower net revenues
     - lower cash flows
     - less liquidity

     We operate in a developing market with increasing participants.
     --------------------------------------------------------------

     The market for Internet products and computer software is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services. Although we believe that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those we possess, it is possible that a single supplier may dominate one or more market segments. Additionally, there may be insufficient market acceptance of our products because the market for Internet products and computer software changes rapidly.

     We are heavily dependent on our management.
     ------------------------------------------

     Our success depends upon the personal efforts of our Chief Executive Officer, Michael R. Farley. The loss of the services of Mr. Farley could have a material adverse effect on our business and prospects. We do not have "key-person" life insurance on Mr. Farley.

     Our success is linked to our ability to hire and maintain personnel.
     -------------------------------------------------------------------

     Our success depends on our ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense and we may not be able to hire or retain qualified personnel.

     We will be dependent on contracts with other companies for promotion of
     -----------------------------------------------------------------------
our products and reputation.
---------------------------

     We plan to enter into agreements and informal relationships with other software and computer companies under which the companies will use our products. We believe these arrangements are important to the promotion of our products and the public recognition of the company under the new "Digital Fuel" name. These arrangements typically are not exclusive, and may be terminable upon little or no notice. Termination or alteration of these agreements could have any of the following effects on us:

     - limit or eliminate the market for our products
     - limit or eliminate public recognition of the "Digital Fuel" name
     - reduce revenues
     - lower cash flows
     - impair liquidity

Risks Related to the Internet and the Internet Industry

     We face significant competition from other providers of Internet
     ----------------------------------------------------------------
products and computer software.
------------------------------

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

     We may become subject to government regulation.
     ----------------------------------------------

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

Item 2.  Properties.

     The Company's offices are located at 6601 E. Grant Road, Suite 101, Tucson, Arizona 85715, which is leased by Farley & Associates, Inc. We have been charged $5,424 for this office space by Farley & Associates, Inc. for the twelve months ended December 2000.

Item 3.  Legal Proceedings.

     None

Item 4.  Submission of Matters to Vote of Securities Holders

     A special meeting of the Shareholders was held on June 1, 2000, and effective June 22, 2000, the domicile of the Company was changed from the State of North Dakota to the State of Delaware by merging Deucalion with and into its recently formed and wholly owned Delaware subsidiary Digital Fuel, Inc. The merger also effected the following additional objectives: a 1-for-6,800 reverse stock split, with fractional shares being rounded up to the nearest whole share: a reduction in the authorized capital stock from 1,500,000,000 shares to 30,000,000; an increase in the par value of capital stock from $.0001 to $.01 per share and the authorization of the Board of Directors to issue up to 10,000,000 shares of blank check preferred stock.


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

(b)  Holders

     The number of holders of record of common shares as of March 29, 2001 was approximately 1,125.

(c)  Dividends

     The Company has not paid a dividend with respect to its common stock and cannot be expected to pay a dividend on its common stock in the foreseeable future.

Item 6.  Management's Discussion and Analysis and Plan of Operation.

Management's Discussion and Analysis and Plan of Operation

Plan of Operation

     As a result of the bankruptcy of M2Direct, Inc. and the possible elimination of the license agreements as previously discussed in this report under the heading "Licensing Agreements," management has decided to change the focus of the business. During the next twelve-month period, we will actively seek to acquire companies involved in the software development business and/or Internet business. Because of the difficulty in raising working capital, management believes there are a number of small companies seeking an opportunity to expand their ability to raise capital by becoming part of Digital Fuel.

     The Company has entered into an agreement with an investment banking firm that is actively seeking companies that fit Digital Fuel's requirement, and several possibilities are under discussion.

Change in Control and Restructure of Deucalion and Merger Agreement

     On July 29, 1999 and effective August 31, 1999, the Stock Purchase Agreement between the Company and Michael R. Farley and Forrest L. Metz, incorporated herein by reference, was closed. Effective August 31, 1999, we completed a transaction whereby we sold approximately 95% of our post transaction voting common stock ( 2,002,226 shares) for an aggregate purchase price of $110,000. Also, effective August 31, 1999, the former directors and officers of Deucalion resigned and the purchasers were elected as directors and officers of the Company. Pursuant to the terms of the transaction, the purchasers paid us $100,000, in August 1999, of the purchase price in exchange 147,766 shares of the Company's common stock. After the reincorporation, recapitalization, and merger, the purchasers were issued 1,855,460 additional shares of the Company's common stock in exchange for $10,000 in debt due to them.

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

     As described in the Schedule 14C Definitive Information Statement filed May 9, 2000, incorporated herein by reference, and as a result of a special meeting of the Shareholders on June 1, 2000, and effective June 22, 2000, the domicile of the Company was changed from the State of North Dakota to the State of Delaware by merging Deucalion with and into its recently formed and wholly owned Delaware subsidiary Digital Fuel, Inc. The merger also effected the following additional objectives: a 1-for-6,800 reverse stock split, with fractional shares being rounded up to the nearest whole share: a reduction in the authorized capital stock from 1,500,000,000 shares to 30,000,000; an increase in the par value of capital stock from $.0001 to $.01 per share and the authorization of the Board of Directors to issue up to 10,000,000 shares of blank check preferred stock.

SiteScape, Inc. Investment

     As discussed under the heading "Investment in Preferred Stock Shares of SiteScape" earlier in this report, through February 2000, the Company exercised options to purchase preferred stock of SiteScape for a total consideration of $1,000,000. The Company now owns 20% of the voting securities of SiteScape.

Rainbow Country, Inc. Investment

     As discussed under the heading "Advances to Rainbow Country, Inc." earlier in this report, management identified this investment opportunity and provided Rainbow with seed capital advances of $25,245 to continue exploring the feasibility of delivering potable water to Tucson, Arizona. The result of this six-month effort has been the determination that the scope of this project is beyond our technical and capital resources. Therefore, we have written-off the $25,245 and have ceased all activity with Rainbow Country, Inc.

Licensing Agreements

     As we discussed under the heading "Licensing Agreements" earlier in this report, management has ceased all activity regarding the licenses as a result of the bankruptcy filing by M2Direct, Inc., the licensor, and has turned over the pursuit of all legal proceedings to the original licensees. Management has retained an option to re-acquire the licenses if the appropriate source code can be obtained by the original licensees. Management feels that it is an opportunity worth pursuing.

Management's Discussion and Analysis for the twelve months ended December 31,
2000

Results of Operations

     Through December 31, 2000, the Company incurred approximately $94,050 in research and development costs and approximately $610,950 in marketing and advertising costs from amounts funded through its investments in SiteScape and Rainbow.

Liquidity and Capital Resources

     As of December 31, 2000, the Company had a working capital deficiency of $1,980,989.

     The Company anticipates a significantly increased need for working capital during 2001 as it continues to seek companies that are potential merger candidates that have a requirement for additional capital. The Company is seeking additional working capital through debt and/or equity offerings, which will be used for the above described purposes.

Item 7.  Financial Statements.

     The financial statements for the Company as of December 31, 2000, and for each of the years in the two-year period ended December 31, 2000, are included as pages to this report on Form 10-KSB. As the Company meets the definition of an "inactive registrant" under Rule 3-11 of Regulation S-X for the years ending December 31, 1992 through December 31, 1998, only the financial statements for the years ending December 31, 1999 and December 31, 2000 have been audited:

     Independent Auditors' Report

     Balance Sheet - December 31, 2000

     Statements of Operations - For the Years Ended December 31, 1999
     and 2000

     Statements of Shareholders' Equity (Deficit) - For the Years Ended December 31, 1999 and 2000

     Statements of Cash Flows - For the Years Ended December 31, 1999
     and 2000

     Notes to Financial Statements

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     Form 8-K/A to report changes in the Company's Certifying Accountant, incorporated herein by reference, was filed on March 1, 2001.


                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Directors and Executive Officers

     At the present time, there are three officers and two directors of the Company, as follows:

      Name                      Age       Position(s)
      ----                      ---       -----------
      Forrest L. Metz            55       President, Chairman of the Board,
                                          Treasurer, Secretary and Director
                                          since August 1999.

      Michael R. Farley          57       Chief Executive Officer and
                                          Director since August 1999.

      Grant S. Papanikolas       53       Chief Operating Officer since
                                          August 1999.

     The Company does not have any nominating committee or audit committee or other committees performing similar functions. The officers of the Company and the members of its audit committee are elected by and serve at the pleasure of the Board of Directors.

     The Company did not hold a shareholders' meeting during the fiscal years ended December 31, 1992, 1993, 1994, 1995, 1996, 1997, 1998 and 1999. The
Company did hold a shareholders' meeting during the fiscal year ended December 31, 2000 for the purpose of merging the Company with Digital Fuel.

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

Executive Officers

     In addition to Messrs. Farley and Metz, Grant S. Papanikolas serves as an executive officer of Digital Fuel.

     Grant S. "Skip" Papanikolas
     -----------------------------

     Mr. Papanikolas assumed the position of Chief Operating Officer of the Company in August of 1999. Mr. Papanikolas has over 30 years experience in the electronics and computer industry. He is an experienced entrepreneur who founded an electronics manufacturing company and operated it for 15 years prior to selling. His experience also includes 12 years of experience in the early development stages of the computer and electronics industry in California. Mr. Papanikolas has had close ties to emerging technologies throughout his business career.

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

(d)  Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's securities (collectively, "reporting persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC"). Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 filed.

     To the best knowledge and belief of the Company, each of the 10% Beneficial Owners and directors made the necessary filing on Form 3.

Item 10.  Executive Compensation.

(a)  Summary Compensation Table

     The following table sets forth information regarding compensation paid to (i) the Company's Chief Executive Officer and (ii) each of its other executive officers whose total annual compensation exceeded $100,000 for the years ended December 31, 1998, 1999 and 2000.

                               Annual             Long Term        All Other
                             Compensation        Compensation    Compensation
                          ------------------    ---------------  ------------
                                 ($$)                ($$)            ($$)
                                                      Securities
                                                      Underlying
Name and Position         Year  Salary  Bonus   Other   Options
-----------------         -------------------   ----------------

Michael R. Farley,        2000  $15,000  -0-     -0-      -0-        -0-
Chief Executive Officer   1999  $60,000  -0-     -0-      -0-        -0-
and Director              1998     -0-   -0-     -0-      -0-        -0-


(b)  Compensation Under Plans.

     The Company has no stock option plan, stock bonus plan, other compensatory plan or arrangement, or employee benefit plan for employees, consultants, officers, or directors.

(c)  Other Compensation.

     No compensation was paid or distributed to any officer or director of the Company for services rendered to the Company during the period from December 31, 1989 through December 31, 1998. Compensation under $100,000 was paid to Messrs. Farley and Papanikolas during the period from September 1999 through December 31, 1999. Compensation under $100,000 was paid to Messrs. Farley and Papanikolas during the period from January 2000 through February 29, 2000.

(d)  Compensation of Directors.

     The Company does not pay its directors for their services in that capacity; however, officers and directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with the business of the Company. Currently, the Company does not pay any directors a fee for attendance at board meetings.

     The Company has no other arrangements pursuant to which any director of the Company was compensated from January 1, 1990 through December 31, 1998 for services as a director. However, Mr. Farley received compensation under $100,000 as an officer of the Company from January 2000 through February 29, 2000.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

(a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth information as of December 31, 2000, regarding the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock, by the directors of the Company and by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of common stock. The table does not include information regarding shares of common stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of the Company's common stock.

                                           Number of Shares     Percent of
      Name and Address                    Owned Beneficially      Class
      ----------------                    ------------------     -------
      Michael R. Farley                        1,101,113           25.4%
      Forrest L. Metz (1)                      1,101,113           25.4%
      Grant S. Papanikolas                     1,185,000           27.3%
      Officers and Directors as a Group        3,387,226           78.1%

      ---------------------
      (1) Includes shares placed in the Metz Trust, of which Mr. Metz is the Trustee, for the benefit of D. Kim Metz, Forrest L. Metz, Jr.
          and Jenifer K. Metz.

Item 12.  Certain Relationships and Related Transactions.

Advance Notes
-------------

      On September 1, 1999, F & A extended a multiple advance promissory note to the Company for up to a maximum aggregate principle amount of $800,000, bearing interest at 9% and due on demand (the "F & A Note"). On October 28, 1999, the Metz Trust extended a multiple advance promissory note with identical terms to the F & A Note (the "Metz Trust Note") (The F & A Note and the Metz Note are referred to collectively at the "Advance Notes") for up to $150,000. The Metz Trust is controlled by Forrest Metz who is also an officer, director and majority stockholder of the Company. F& A is wholly owned by Michael R. Farley who is also an officer, director and majority stockholder of the Company. Under the Advance Notes, F & A and the Metz Trust will each receive 100,000 shares of the post recapitalization common stock of the Company. Management believes that these shares have a nominal market value based on various factors including the Company's financial position and the fact that there is no current market for the Company's common stock. In addition, through December 31, 2000 each of the holders of the Advance Notes may convert all or part any outstanding principal to post recapitalization Units at the rate of $1.00 per Unit. Each Unit is to consist of one share of the Company's common stock and one share of the Company's 8% preferred stock (which has not yet been authorized) (the "8% Preferred Stock"). The Company also has the right to require the holders of the Advance Notes to convert the outstanding principal of the notes to Units if the Company has sold 4,000,000 shares of the 8% Preferred Stock before December 31, 2000.

Other Loans
-----------

     On September 30, 1999, the Farley Family Partnership extended the Company $200,000 in return for a promissory note of $200,000, bearing interest at 9% and payable on demand. The Farley Family Partnership is controlled by Michael R. Farley. The $200,000 was advanced for immediate cash needs of the Company.

     In 1999, Digital Fuel entered into four software license agreements in exchange for initial fees of $250,000. The licenses relate to an "electronic envelope" technology used for the secure distribution and selling of goods and services via the Internet. The technology was developed by and the licensor is M2DIRECT, Inc. The Company obtained the license agreements from the original parties who negotiated the terms with M2DIRECT, Inc. Two of these parties are entities controlled by the majority shareholders and management of Digital Fuel. The other two parties are unrelated entities. The initial fees and the continuing license fees to be paid by Digital Fuel are equivalent to the fees negotiated between M2DIRECT, Inc. and each of the parties. The initial fees of $250,000 are included in general and administrative expense. Of the total, $40,000 was financed through long-term notes payable ($30,000 due to related parties) which bear interest at 8%, are unsecured, and are due October 2001; $5,000 was financed through the F&A Note; and the remaining balance of $205,000 ($145,000 due to related parties) has been accrued and is due through June 2000.

Repayment of debts to NJ&A and Former Legal Counsel
---------------------------------------------------

     The Company was in debt to NJ&A, Inc., formerly know as "Norman Jessen and Associates, Inc.", a company owned and operated by former Chief Executive Officer Jon Geyerman, in the amount of $93,411.94. After the proposed shareholders meeting, recapitalization, and the additional purchase of shares by Mr. Farley and the Metz Trust, the Company settled this debt by issuing 1% of its outstanding securities. The Company was also in debt to Friedlob Sanderson Paulson & Tourtillott, LLC ("FSPT"), in the amount of $38,835.74. After the shareholders meeting, recapitalization and the additional purchase of shares by Mr. Farley and the Metz Trust, the Company settled this debt by issuing 1/2 of 1% of its outstanding securities to FRSPT. FRSPT is also legal counsel to Messrs. Farley and Metz. FRSPT will receive payment for the legal services to Messrs. Farley and Metz based upon the normal hourly rates of the persons providing legal services.

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

 (10.1)        Stock Purchase Agreement Between the Company and Michael R.
               Farley and Forrest L. Metz, dated April 20, 1999, incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the period ending December 31, 1998.

 3(i) Certificate of Incorporation, incorporated by reference to Exhibit A of the Schedule 14C Information Statement filed on May 9, 2000.

 2 Agreement and Plan of Merger dated June 16, 2000 between Digital Fuel, Inc. and Deucalion Research, Inc., incorporated by reference to Exhibit 2 of the Company's Quarterly Report on Form 10-QSB for the period ending June 30, 2000.

 3(ii)         Bylaws of Digital Fuel, Inc., incorporated by reference to
               Exhibit 3(ii) of the Company's Quarterly Report on Form 10-QSB for the period ending June 30, 2000.

 27            Financial Data Schedule.


(b)  Reports on Form 8-K

 Date                                            Item Numbers
 ----                                            ------------
 August 31, 1999, as filed September 10, 1999         1

 February 20, 2001, as filed March 1, 2001            4

                                DIGITAL FUEL, INC.



                      YEARS ENDED DECEMBER 31, 2000 AND 1999


                                    CONTENTS


                                                              Page
                                                              ----

Independent auditors' report                                   F-1

Financial statements:

Balance sheet                                                  F-2

Statements of operations                                       F-3

Statements of shareholders' equity deficiency                  F-4

Statements of cash flows                                       F-5

Notes to financial statements                                  F-6

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Digital Fuel, Inc.

We have audited the accompanying balance sheet of Digital Fuel, Inc. as of December 31, 2000, and the related statements of operations, shareholders' equity deficiency and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Fuel, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7, the Company has suffered recurring losses, and has a working capital deficit and a shareholders' equity deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WATSON & WATSON, C.P.A.

March 2001
Tempe, Arizona

                                DIGITAL FUEL, INC.

                                  BALANCE SHEET

                                December 31, 2000


                                    ASSETS

Current assets:
     Cash                                            $     7,316
                                                      ----------
Total current assets                                       7,316
                                                      ----------
Investments (Note 4):
     Preferred Stock, SiteScape                              -0-
                                                      ----------
                                                     $     7,316
                                                      ==========


                   LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
     Notes payable:
       Related parties (Note 2)                      $ 1,188,265
       Other (Note3)                                     250,000

     Accounts payable:
       Related parties                                    58,657
       Other                                             127,734
     Accrued management fees                             258,878
     Accrued interest exp., related parties (Note 2)     104,771
                                                      ----------
Total current liabilities                              1,988,305
                                                      ----------

Shareholders' equity deficiency:
     Preferred stock, $.01 par value;
     authorized 10,000,000 shares;
     issued -0- shares
     Common stock, $.01 par value;
     authorized 20,000,000 shares;
     issued 4,343,270 shares                              43,433
     Capital in excess of par value                    2,370,312
     Accumulated deficit                              (4,394,734)
                                                      ----------
                                                      (1,980,989)
                                                      ----------
                                                     $     7,316
                                                      ==========

                       See Notes to Financial Statements

                                DIGITAL FUEL, INC.

                             STATEMENTS OF OPERATIONS

                       YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                      2000           1999
                                                  ----------      ----------
Expenses:
     Research and development (Note 4)           $    94,050     $    84,245
     Marketing and advertising (Note 4)              610,950         236,000
     General and administrative                      529,249         642,707
                                                  ----------      ----------

Operating loss                                    (1,234,249)       (962,952)
                                                  ----------      ----------

Interest expense:
     Related parties (Note 2)                         98,775          22,266
     Other (Note 3)                                   19,237
                                                  ----------
                                                     118,012
                                                  ----------      ----------

Loss before extraordinary item                    (1,352,261)       (985,218)

Other item:
     Gain on elimination of license fee (Note 6)     250,000
     Gain on extinguishment of debt (Note 6)          35,870
                                                  ----------      ----------
Net loss                                         $(1,066,391)    $  (985,218)
                                                  ==========      ==========

Basic and diluted loss per common share:
     Loss before extraordinary item                  $( .31)         $ *
     Extraordinary item                                 .07
                                                       ----           ----
Net Loss                                             $( .24)         $ *
                                                       ====           ====

Weighted average number of shares outstanding     4,343,270     1,002,849,676
                                                  =========     =============

*less than $.01 per share



                       See Notes To Financial Statements

                                       DIGITAL FUEL, INC.

                          STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY

                             YEARS ENDED DECEMBER 31, 2000 AND 1999

                                      Common stock       Capital in                    Treasury stock
                                 ---------------------     excess      Accumulated  ----------------------
                                   Shares       Amount     of par        deficit      Shares       Amount       Total
                                 ----------    -------    ---------    ----------   ----------    --------     --------

Balances, January 1, 1999       517,859,353   $ 51,786   $2,384,509   $(2,343,125)  16,249,226   $(256,118)   $(162,948)

Retirement of treasury shares   (16,249,226)    (1,625)    (254,493)               (16,249,226)    256,118

Issuance of common shares
(Note 2)                        998,000,000     99,800          200                                             100,000

Net loss                                                                 (985,218)                             (985,218)
                                                                        ---------                              --------

Balances, December 31, 1999   1,499,610,127   $149,961   $2,130,216   $(3,328,343)                          $(1,048,166)

Reverse split of common shares      221,204   (147,749)     240,096                                              92,347
(6800 to 1  rounded up)

Issuance of common shares         4,122,066     41,221                                                           41,221

Net loss                                                               (1,066,391)                           (1,066,391)


Balances, December 31, 2000       4,343,270    $43,433   $2,370,312   $(4,394,734)                          $(1,980,989)
                                  =========     ======    =========    ==========                            ==========


                                DIGITAL FUEL, INC.
                             STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                     2000             1999
                                                 ----------       ----------
Cash flows from operating activities:
  Net loss                                      $(1,066,391)     $  (985,218)
                                                 ----------       ----------
  Adjustments to reconcile net loss
  to net cash used in operations:
    Non-cash expenses in connection with
    license agreements (Note 7)                    (205,000)         250,000
    Non-cash expense in connection with
    SiteScape option                                                 200,000
    Non-cash expense in connection with
    SiteScape investment (Note 4)                   705,000          320,245

  Change in operating liabilities:
    Decrease in prepaid expense                                        4,500
    Increase in accounts payable, related parties    48,624
    Increase in accounts payable                     46,645           39,274
    Increase in accrued salaries                    245,827
    Increase in accrued interest, related parties    92,305
                                                 ----------       ----------
Total adjustments                                   933,401          814,019
                                                 ----------       ----------

Net cash used in operating activities              (132,990)        (171,199)
                                                 ----------       ----------
Cash Flows from investing activities:
  Investment in preferred stock                                     (100,000)
  Advances to Rainbow                                                (25,245)
                                                 ----------       ----------

Net Cash used in investing activities                               (125,245)
                                                 ----------       ----------
Cash flows from financing activities:
  Proceeds from the issuance of common stock                         100,000
  Proceeds from notes payable-related parties
  (Note 2)                                          377,315          285,000
  Repayments of notes payable-related parties        (7,031)         (74,049)
  Proceeds from notes payable, other (Note 3)       250,000
                                                 ----------       ----------

Net cash provided by financing activities           620,284          310,951
                                                 ----------       ----------
Cash flows from investing activities:
  SiteScape stock purchase (Note 4)                (500,000)
                                                 ----------       ----------
Net cash used in investing activities              (500,000)
                                                 ----------       ----------
Increase (decrease) in cash                         (12,706)          14,507

Cash, beginning                                      20,022            5,515
                                                 ----------       ----------
Cash, ending                                    $     7,316      $    20,022
                                                 ==========       ==========
During the twelve months ended December 31, 2000, $6,469 was paid for interest.

                                DIGITAL FUEL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31, 2000 AND 1999


1.  Summary of significant accounting policies and business of the Company:

    Business of the Company:

    Deucalion Research, Inc. (prior name of the Company) was organized on May 3, 1983, and at December 31, 2000, the Company is engaged primarily in providing capital, management and marketing resources for early stage technology companies and concepts. The Company had no significant operations from 1992 through August 1999.

    Cash and cash equivalents:

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2000, the Company held no cash equivalents.

    Research and development:

    Research and development costs are expensed as incurred. During 2000, the Company incurred approximately $94,050 of research and development expenses related to its investments .

    Marketing and advertising:

    Marketing and advertising costs are expensed as incurred. During 2000, the Company incurred approximately $610,950 of marketing and advertising expenses related to its investments .

    Comprehensive income:

    Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income establishes requirements for disclosures of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translations adjustments, among others. For the years ended December 31, 2000 and 1999, the Company did not have any components of comprehensive income to report.

                                DIGITAL FUEL, INC.

                      YEARS ENDED DECEMBER 2000 AND 1999


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

                                DIGITAL FUEL, INC.

                      YEARS ENDED DECEMBER 2000 AND 1999


1. Summary of significant accounting policies and business of the Company (continued):

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

    There has not been any change in the significant accounting policies of the Company for the periods presented.

2.  Notes payable, related parties:

    Short-term:

       Farley Family Partnership, 9%, unsecured, due on demand    $   200,000

       Multiple advance promissory note, Metz Trust, maximum
       borrowings of $150,000, 9%, unsecured, due on demand           107,000

       Multiple advance promissory note, Grant Papanikolas,
       Maximum borrowings of $100,000, 9%, unsecured, due on
       Demand                                                          85,000

       Multiple advance promissory note, Michael R. Farley,
       Maximum borrowings of $100,000, 9%, unsecured, due on
       Demand                                                          57,345

       Multiple advance promissory note Farley & Associates, Inc., maximum borrowings of $800,000, 9%, unsecured,
       due on demand                                                  738,920
                                                                    ---------

                                                                  $ 1,188,265
                                                                    =========
                                      F-8

                                DIGITAL FUEL, INC.

                      YEARS ENDED DECEMBER 2000 AND 1999


2.  Notes payable, related parties (continued):

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

3.  Notes payable, other:

    Short-term:

        Townsdin, 9%, unsecured, due on demand                    $ 200,000

        Torrance, 9%, unsecured, due on demand                       50,000
                                                                    -------

                                                                  $ 250,000
                                                                    =======

                                DIGITAL FUEL, INC.

                      YEARS ENDED DECEMBER 2000 AND 1999


3.  Notes payable, other (continued):

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

                                DIGITAL FUEL, INC.

                      YEARS ENDED DECEMBER 2000 AND 1999

4.  Option to purchase shares of SiteScape (continued):

    The Preferred stock is also entitled to receive dividends if, and when declared by SiteScape's board of directors, at the cumulative rate of 8% per year compounded annually. Dividends are due only if declared by the board of directors and the tangible net worth of SiteScape exceeds $25 million. SiteScape is an Internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is a collaboration software, which provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations. SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. As of June 30, 2000 these circumstances have indicated that the Company should charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment. Therefore, during the three-month period, June 30, 2000, the Company recorded a charge of $57,420 for research and development expenses and a charge of $203,580 for marketing and advertising expenses. Relating to the six months ended June 30, 2000, the Company recorded a charge of $94,050 for research and development expenses and a charge of $610,950 for marketing and advertising expenses. As of June 30, 2000, these charges have reduced the carry value of the Company's investment to zero. During the six months ending December 31, 2000, SiteScape has continued to operate at a loss.

                                DIGITAL FUEL, INC.

                      YEARS ENDED DECEMBER 2000 AND 1999


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

    In December 2000, the Company entered into an agreement with the original license holders from whom we purchased the license agreements in late 1999. Because the Company has been unable to successfully use this technology, the licenses were returned to the original owners and the $45,000 financed by the original owners was forgiven. In addition, the $205,000 due to the licensor, M2Direct, Inc., for services that were never provided but charged on the Company's books as an expense in 1999, has been reversed, resulting in recognition of $205,000 of income for the current year. The $45,000 due the original licensees is also recorded as income for the current year. The Company has an agreement with the current licensees that should the legal problems surrounding the licenses ever be resolved, the Company would have the option to re-purchase the licenses under new terms and conditions.

                                DIGITAL FUEL, INC.

                      YEARS ENDED DECEMBER 2000 AND 1999


7.  Going concern:

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses in 2000 and 1999 and has a working capital deficiency of $1,980,989 and a shareholders' equity deficiency of $1,980,989 at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Managements plans in regard to these matters include:

    a. Settling certain Company liabilities, including $38,836 owed to the Company's former legal counsel and $93,412 owed for management service fees, through the issuance of common stock.

    b. Continued financing of certain operating transactions through the use of related party debt (Note 2).

    c. Seeking additional working capital through debt and/or equity offerings, which will be used to further market and develop its licensing agreements and/or other potential investments opportunities.

8.  Accrued salaries:

    For the year ending December 31, 2000, $165,000.00 of salary has been accrued for Mr. Farley and $91,666.63 of salary has been accrued for Mr. Papanikolas.

                                DIGITAL FUEL, INC.

                      YEARS ENDED DECEMBER 2000 AND 1999


9.  Income taxes:

    At December 31, 2000, the Company had net operating loss carryforwards of approximately $4,000,000 which are available to offset future taxable income, if any, through 2019. Based on statutory rates, the Company's expected tax benefit arising from the net operating loss carryforward would be approximately $700,000. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In addition, the Company's net operating loss carryforwards may be subject to annual limitations which could reduce or defer the utilization of the losses due to the Company's ownership changes that occurred in 1999.

10. Fair value of financial instruments:

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

11. Office lease:

    The Company subleases office space, on a month to month basis, from F&A. During 2000, total rent expense was $5,424.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DIGITAL FUEL, INC.



Date: March 29, 2001                      By: /s/ Michael R. Farley
                                             ----------------------
                                             Michael R. Farley, Chief
                                             Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signatures                        Title                  Date
       ----------                        -----                 ------

 /s/ Forrest L. Metz                    Director            March 29, 2001
--------------------
Forrest L. Metz, Chairman, President,
Chief Financial Officer and Director


 /s/ Michael R. Farley                  Director            March 29, 2001
----------------------
Michael R. Farley, Chief Executive
Officer and Director