Form 10QSB
period 2001-03-31
DIGITAL FUEL INC
filed 2001-05-11
CIK 820295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

               [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarter ended March 31, 2001

               [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________to_________

                          Commission File No. 0-12374


                               Digital Fuel, Inc.
                               ------------------
                 (Exact Name of Registrant as Specified in its Charter)


            Delaware                                           45-0375367
            ---------                                        ---------------
   (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                            Identification
                                                                   No.)


   6601 East Grant Road, Suite 101, Tucson, Arizona                  85715
   ------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip code)


                                (520) 886-5354
                                ---------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [ X ]         No  [   ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of May 11, 2001.

                               DIGITAL FUEL, INC.


Part 1.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS




                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Digital Fuel, Inc.

We have reviewed the accompanying condensed balance sheet of Digital Fuel, Inc. as of March 31, 2001, and the related condensed statements of operations and statement of cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

WATSON & WATSON CPAs, P.C.

Tempe, Arizona
May 10, 2001

                               DIGITAL FUEL, INC.
                            CONDENSED BALANCE SHEET
                                MARCH 31, 2001
                                  (Unaudited)

                                     ASSETS

Current assets:
   Cash                                                           $867
                                                                   ---

Total current assets                                               867
                                                                   ---
Investments (Note 4):
   Preferred Stock, SiteScape                                      -0-
                                                                   ---

                                                                  $867
                                                                   ===

                    LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                              $1,188,265
      Other (Note3)                                            250,000

Accounts payable:
   Related parties                                              60,014
   Other                                                       130,808
Accrued management fees (Note 7)                               256,667
Accrued interest expense, related parties (Note 2)             131,229
                                                               -------

Total current liabilities                                    2,016,983
                                                             ---------

Shareholders' equity deficiency:
   Preferred stock, $.01 par value; authorized 10,000,000 shares; issued -0- shares:
   Common stock, $.01 par value; authorized 20,000,000 shares;
   issued 4,343,262 shares:                                     43,433
   Capital in excess of par value                            2,370,312
   Accumulated deficit                                      (4,429,861)
                                                             ---------

                                                            (2,016,116)
                                                             ---------

                                                                  $867
                                                                   ===

                    See Notes to Condensed Financial Statements

                               DIGITAL FUEL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (Unaudited)

                                                  2001              2000
                                                  ----              ----
Expenses:
   Research and development (Note 4)          $                   $ 36,630
   Marketing and advertising (Note 4)                              407,370
   General and administrative                    3,042              76,688
                                                 -----             -------
Operating loss                                  (3,042)           (520,688)
                                                 -----             -------
Interest expense:
   Related parties (Note 2)                     26,459              21,924
   Other (Note 3)                                5,625               2,926
                                                ------              ------
                                                32,084              24,850
                                                ------              ------
Loss before extraordinary item                 (35,126)           (545,538)

Other item:
   Gain on extinguishment of debt (Note 6)                          27,178
                                                ------              ------
Net loss                                      $(35,126)          $(518,360)
                                                ======             =======

Basic and diluted loss per common share:
   Loss before extraordinary item                 $*                  $*
   Extraordinary item                             .00                 .00
                                                  ---                 ---
Net Loss                                          $*                  $*
                                                  ===                 ===


Weighted average number of shares outstanding  4,343,262        1,499,610,127
                                               =========        =============

*less than $.01 per share

                   See Notes To Condensed Financial Statements

                               DIGITAL FUEL, INC.

                            STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                        2001          2000
                                                        ----          ----
Cash flows from operating activities:
   Net loss                                          $(35,126)    $(518,360)
                                                       ------       -------
   Adjustments to reconcile net loss
   to net cash used in operations:

   Non-cash expense in connection with
      SiteScape investment (Note 4)                                 444,000

   Change in operating liabilities:
      Increase in accts payable, related parties        1,356         2,945
      Decrease in accounts payable                     (2,552)      (23,410)
      Decrease in accrued salaries                     (2,211)
      Increase in accrued interest                      5,625
      Increase in accrued interest, related parties    26,459        15,202
                                                       ------        ------
   Total adjustments                                   28,677       438,737
                                                       ------       -------
Net cash used in operating activities                  (6,449)      (79,623)
                                                       ------        ------

Cash flows from financing activities:
   Proceeds from notes payable-related parties (Note 2)             326,000
   Repayments of notes payable-related parties                       (7,031)
   Proceeds from notes payable, other (Note 3)                      250,000
                                                                    -------
Net cash provided by financing activities                           568,969
                                                                    -------

Cash flows from investing activities:
   SiteScape stock purchase (Note 4)                               (500,000)
                                                                    -------
Net cash used in investing activities                              (500,000)
                                                                    -------
Increase (decrease) in cash                            (6,449)      (10,654)

Cash, beginning                                         7,316        20,022
                                                        -----        ------
Cash, ending                                             $867        $9,368
                                                          ===         =====

During the three months ended March 31, 2001, $-0- was paid for interest.

                               DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


1.  Basis of presentation:

    The financial statements of Digital Fuel, Inc. (The "Company") included in this Form 10-QSB have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

    In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2001 and 2000 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                               DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


2.  Notes payable, related parties:

    Short-term:

    Farley Family Partnership, 9%, unsecured,
    due on demand                                                  $200,000

    Multiple advance promissory note, Metz Trust, maximum
    borrowings of $150,000, 9%, unsecured, due on demand            107,000

    Multiple advance promissory note, Grant Papanikolas, maximum
    borrowings of $100,000, 9%, unsecured, due on demand             85,000

    Multiple advance promissory note, Michael R. Farley, maximum
    borrowings of $100,000, 9%, unsecured, due on demand             57,345

    Multiple advance promissory note Farley & Associates, Inc., maximum borrowings of $800,000, 9%, unsecured,
    due on demand                                                   738,920
                                                                    -------

                                                                 $1,188,265
                                                                  ---------


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

    The Farley Family Partnership note, entered into on September 30, 1999, provided the Company with working capital. The Farley & Associates, Inc. (F&A) note was entered into in connection with the Company's investment activities. Farley Family Partnership and F&A are entities controlled by Michael R. Farley, who is also an officer, director and major shareholder of the Company. The Metz Trust note, entered into on October 28, 1999, provided the Company working capital. The Metz Trust is an entity controlled by Forrest L. Metz, who is also a member of the board of directors and a major shareholder of the Company. The Papanikolas note, entered into on February 22, 2000, provided the company with working capital. Papanikolas is an officer of the Company. The Farley note, entered into on April 28, 2000, provided the company with working capital. Farley is an officer of the Company.

                               DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


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

                               DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

4.  Option to purchase shares of SiteScape (continued):

    The Preferred stock is also entitled to receive dividends if, and when declared by SiteScape's board of directors, at the cumulative rate of 8% per year compounded annually. Dividends are due only if declared by the board of directors and the tangible net worth of SiteScape exceeds $25 million. SiteScape is an Internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is a collaboration software, which provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations. SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, these circumstances had indicated that the Company should charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment. Therefore, during the three-month period ending June 30, 2000, the Company recorded a charge of $57,420 for research and development expenses and a charge of $203,580 for marketing and advertising expenses. Relating to the six months ended June 30, 2000, the Company recorded a charge of $94,050 for research and development expenses and a charge of $610,950 for marketing and advertising expenses. As of June 30, 2000, these charges have reduced the carry value of the Company's investment to zero. During the three months ending March 31, 2001, SiteScape has continued to operate at a loss.

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

                               DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


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

    In December 2000, the Company entered into an agreement with the original license holders from whom we purchased the license agreements in late 1999. Because the Company has been unable to successfully use this technology, the licenses were returned to the original owners and the $45,000 financed by the original owners was forgiven. In addition, the $205,000 due to the licensor, M2Direct, Inc., for services that were never provided but charged on the Company's books as an expense in 1999, has been reversed, resulting in recognition of $205,000 of income in 2000. The $45,000 due the original licensees is also recorded as income in 2000. The Company has an agreement with the current licensees that should the legal problems surrounding the licenses ever be resolved, the Company would have the option to re-purchase the licenses under new terms and conditions.

7.  Accrued salaries:

    For the year ending December 31, 2000, $165,000.00 of salary has been accrued for Mr. Farley and $91,666.63 of salary has been accrued for Mr. Papanikolas.

8.  Income taxes:

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

Management's Discussion and Analysis and Plan of Operation.

Plan of Operation

As a result of the bankruptcy of M2Direct, Inc. and the possible elimination of the license agreements as discussed in this report under the heading "Licensed Software," management has decided to change the focus of the business. During the next twelve-month period, we will actively seek to acquire companies involved in the software development business and/or Internet business. Because of the difficulty in raising working capital, management believes there are a number of small companies seeking an opportunity to expand their ability to raise capital by becoming part of Digital Fuel.

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

The Preferred Stock has, among other rights, the right to vote on general matters, the ability of a 5:1 conversion into Class A Voting Common Stock of SiteScape, dividend participation with common shares and the right to elect one member to the Board of Directors of SiteScape. The Preferred Stock is to be automatically converted to common stock if SiteScape completes an initial public offering and realizes at least $20,000,000. The preferred stock is also entitled to receive dividends if, and when declared by SiteScape's board of directors, at the cumulative rate of 8% per year compounded annually. Dividends are due only if declared by the board of directors and the tangible net worth of SiteScape exceeds $25 million.

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

The results of this effort has been the determination that the scope of this project is beyond our technical and capital resources. Therefore, the Company charged off the entire advance of $25,245 as expense in 1999. A Settlement Agreement had been successfully negotiated providing the Company with a promissory note in the amount of $25,245, due and payable not later
than December 1, 2000.    However, the Settlement Agreement collapsed and the
Company has ceased all activity with Rainbow Country, Inc.

Management's Discussion and Analysis for the three months ended March 31,
2001

Results of Operations

From September 1992 until July 1999, the Company had no operations and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through March 31, 2001, activities primarily consisted of bringing the Company's filings under the Securities and Exchange Act of 1934 current, closing the Asset Purchase Agreement, beginning the process to effect a reverse stock split, name change and reincorporation into Delaware, seeking business opportunities in the software and Internet businesses specifically the M2Direct licensing agreements, the SiteScape investment and the Rainbow investment, and accounting for these transactions. During the three-months ended March 31, 2001, the Company incurred general and administrative expenses of $3,042 related to these activities.

SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, the Company did charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment, which reduced the investment to zero on its Balance Sheet. During the three months ending March 31, 2001, SiteScape has continued to operate at a loss.

The Company also incurred interest expense for the three months ended March 31, 2001 of approximately $32,084 in connection with the various loans as described in the notes to the financial statements. Through March 31, 2001, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $996,265 for certain investment transactions and the ongoing cash needs of the Company.

Liquidity and Capital Resources

The independent auditors' report on the Company's financial statements as of December 31, 2000, and for each of the years in the two-year period ended December 31, 2000, includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. As of March 31, 2001, the Company had a working capital deficiency of $2,016,116.

The Company anticipates a significantly increased need for working capital during the remainder of 2001 to maintain the required filings under the Securities and Exchange Act of 1934 in a timely fashion. The Company is seeking additional working capital through debt and/or equity offerings, which will be used for the above-described purposes and to market and further develop the M2Direct technology once the bankruptcy proceedings have been resolved.

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

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 1, 2000, Deucalion held a special meeting of its stockholders to consider and vote upon the reincorporation/ recapitalization merger of Deucalion with and into its wholly owned Delaware subsidiary, Digital Fuel, Inc. ("Special Meeting"), as described in the Schedule 14C Information Statement filed with the Securities and Exchange Commission on May 9, 2000 and incorporated herein by reference. 998,000,000 shares were voted in favor of the reincorporation/recapitalization merger representing approximately 66.9% of the shares of common stock entitled to vote at the meeting. Because the principal stockholders of the Company controlled enough shares to approve the transaction, no other votes were solicited and there were no votes against the proposal, no votes withheld, no broker non-votes and no abstentions. The effect of the transaction approved at the Special Meeting includes: changing the name of the Company from Deucalion Research, Inc. to Digital Fuel, Inc., effecting a one-for-6,800 reverse stock split, reducing the authorized capital of the Company from 1,500,000,000 shares to 30,000,000 shares, increasing the par value of the Company's common stock from $.0001 to $.01 per share, and authorizing the Board of Directors to issue up to 10,000,000 shares of blank check preferred stock.

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


                               DIGITAL FUEL, INC.
                                  (Registrant)


By: /s/ Michael R. Farley                 By: /s/ Forrest L. Metz
    ---------------------                     -------------------
    Michael R. Farley                         Forrest L. Metz, President
    Chief Executive Officer                   and Chief Financial Officer


Date:  May 11, 2001