Form 10QSB
period 2001-06-30
DIGITAL FUEL INC
filed 2001-08-14
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2001

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to_________

                          Commission File No. 0-12374


                               Digital Fuel, Inc.
                               ------------------
            (Exact Name of Registrant as Specified in its Charter)


         Delaware                                           45-0375367
        ----------                                         ------------
 (State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                         Identification No.)


 6601 East Grant Road, Suite 101, Tucson, Arizona                   85715
 ---------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip code)


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

                         Yes  [ X ]         No  [   ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of August 14, 2001.

DIGITAL FUEL, INC.

Part 1.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS




                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Digital Fuel, Inc.

We have reviewed the accompanying condensed balance sheet of Digital Fuel, Inc. as of June 30, 2001, and the related condensed statements of operations and statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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

WATSON & WATSON CPAs, P.C.

Tempe, Arizona
August 13, 2001

                              DIGITAL FUEL, INC.
                           CONDENSED BALANCE SHEET
                                JUNE 30, 2001
                                 (Unaudited)

                                    ASSETS

Current assets:
   Cash                                                     $847
                                                             ---

Total current assets                                         847
                                                             ---

Investments (Note 4):
   Preferred Stock, SiteScape                                -0-
                                                             ---

                                                            $847
                                                             ===


               LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                        $1,188,266
      Other (Note3)                                      250,000

Accounts payable:
   Related parties                                        61,370
   Other                                                 133,007
Accrued management fees (Note 7)                         256,667
Accrued interest expense, related parties (Note 2)       140,048
                                                         -------

Total current liabilities                              2,029,358
                                                       ---------
Shareholders' equity deficiency:
   Preferred stock, $.01 par value; authorized
   10,000,000 shares; issued -0- shares
   Common stock, $.01 par value; authorized
   20,000,000 shares; issued 4,343,262 shares             43,433
   Capital in excess of par value                      2,370,312
   Accumulated deficit                                (4,442,256)

                                                      (2,028,511)
                                                       ---------

                                                            $847
                                                             ===

                See Notes to Condensed Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (Unaudited)

                                                    2001        2000

Expenses:
   Research and development (Note 4)             $            $57,420
   Marketing and advertising (Note 4)                         203,580
   General and administrative                      6,784      188,586
                                                   -----      -------

Operating loss                                    (6,784)    (449,586)
                                                   -----      -------
Interest expense:
   Related parties (Note 2)                       26,680       25,677
   Other (Note 3)                                  5,625        6,425
                                                  ------       ------

                                                  32,305       32,102
                                                  ------       ------

Net loss                                        $(39,089)   $(481,688)
                                                  ======      =======


Basic and diluted loss per common share:            $*         $(.49)


Weighted average number of shares outstanding  4,343,262      990,995
                                               =========      =======

*less than $.01 per share



                See Notes To Condensed Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                   SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (Unaudited)

                                                    2001        2000

Expenses:
Research and development (Note 4)                $            $94,050
Marketing and advertising (Note 4)                            610,950
General and administrative                         9,793      265,274
                                                   -----      -------

Operating loss                                    (9,793)    (970,274)
                                                   -----      -------

Interest expense:
Related parties (Note 2)                          53,139       47,601
Other (Note 3)                                    11,250        9,351
                                                  ------       ------

                                                  64,389       56,952
                                                  ------       ------

Loss before extraordinary item                   (74,182)  (1,027,226)

Other item:
Gain on extinguishment of debt (Note 6)                        27,178
                                                  ------       ------

Net loss                                        $(74,182) $(1,000,048)
                                                  ======    =========

Basic and diluted loss per common share:
Loss before extraordinary item                    $(.02)     $(1.69)
Extraordinary item                                              .04
                                                               ----
Net Loss                                          $(.02)     $(1.65)
                                                    ===        ====


Weighted average number of shares outstanding  4,343,262      607,891



                See Notes To Condensed Financial Statements

                              DIGITAL FUEL, INC.

                           STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (Unaudited)

                                                            2001             2000
Cash flows from operating activities:
   Net loss                                              $(74,182)       $(1,000,048)
                                                           ------          ---------
   Adjustments to reconcile net loss
   to net cash used in operations:

   Non-cash expense in connection with
      SiteScape investment (Note 4)                                          705,000

   Change in operating liabilities:
      Increase in accounts payable, related parties         4,016             19,846
      Increase in accounts payable                          1,519             16,083
      Increase in accrued salaries                         (2,211)           112,899
      Increase in accrued interest                         11,250
      Increase in accrued interest, related parties        53,139             41,390
                                                           ------             ------
   Total adjustments                                       67,713            895,218
                                                           ------            -------
Net cash used in operating activities                      (6,469)          (104,830)
                                                            -----            -------

Cash flows from financing activities:
   Proceeds from notes payable-related parties (Note 2)                      343,500
   Repayments of notes payable-related parties                                (7,031)
   Proceeds from notes payable, other (Note 3)                               250,000
                                                                             -------
Net cash provided by financing activities                                    586,469
                                                                             -------
Cash flows from investing activities:
   SiteScape stock purchase (Note 4)                                        (500,000)
                                                                             -------
Net cash used in investing activities                                       (500,000)
                                                                             -------
Increase (decrease) in cash                                (6,469)           (18,361)

Cash, beginning                                             7,316             20,022
                                                            -----             ------
Cash, ending                                                 $847             $1,661
                                                              ===              =====

During the six months ended June 30, 2001, $-0- was paid for interest.

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

    In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three-month periods ended June 30, 2001 and 2000 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JUNE 30, 2001 AND 2000



2.  Notes payable, related parties:

    Short-term:

    Farley Family Partnership, 9%, unsecured, due on demand         $200,000

    Multiple advance promissory note, Metz Trust, maximum
    borrowings of $150,000, 9%, unsecured, due on demand             107,000

    Multiple advance promissory note, Grant Papanikolas, maximum
    borrowings of $100,000, 9%, unsecured, due on demand              85,000

    Multiple advance promissory note, Michael R. Farley, maximum
    borrowings of $100,000, 9%, unsecured, due on demand              57,346

    Multiple advance promissory note Farley & Associates, Inc., maximum borrowings of $800,000, 9%, unsecured,
    due on demand                                                    738,920
                                                                     -------

                                                                  $1,188,266
                                                                   =========


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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JUNE 30, 2001 AND 2000

3.  Notes payable, other:

    Short-term:

    Townsdin, 9%, unsecured, due on demand              $200,000

    Torrance, 9%, unsecured, due on demand                50,000
                                                          ------

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

    The Preferred stock is also entitled to receive dividends if, and when declared by SiteScape's board of directors, at the cumulative rate of 8% per year compounded annually. Dividends are due only if declared by the board of directors and the tangible net worth of SiteScape exceeds $25 million. SiteScape is an Internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is a

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JUNE 30, 2001 AND 2000

4.  Option to purchase shares of SiteScape (continued):

    collaboration software, which provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations. SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, these circumstances had indicated that the Company should charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment. Therefore, during the three-month period ending June 30, 2000, the Company recorded a charge of $57,420 for research and development expenses and a charge of $203,580 for marketing and advertising expenses. Relating to the six months ended June 30, 2000, the Company recorded a charge of $94,050 for research and development expenses and a charge of $610,950 for marketing and advertising expenses. As of June 30, 2000, these charges have reduced the carry value of the Company's investment to zero. During the six months ending June 30, 2001, SiteScape has continued to operate at a loss.

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

                   SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

Change in Control and Restructure of Deucalion

On July 29,1999 and effective August 31, 1999, the Stock Purchase Agreement between the Company and Michael R. Farley and Forrest L. Metz was closed. Effective August 31, 1999, we completed a transaction whereby we sold approximately 95% of our post transaction voting common stock (2,002,226 shares) for an aggregate purchase price of $110,000. Also, effective August 31, 1999, the former directors and officers of Deucalion resigned and the purchasers were elected as directors and officers of the Company. Pursuant to the terms of the transaction, the purchasers paid us $100,000, in August 1999, of the purchase price in exchange 147,766 shares of the Company's common stock. After the reincorporation, recapitalization, and merger, the purchasers were issued 1,855,460 additional shares of the Company's common stock in exchange for $10,000 in debt due to them.

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

Management's Discussion and Analysis for the six months ended June 30, 2001

Results of Operations

From September 1992 until July 1999, the Company had no operations and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through June 30, 2001, activities primarily consisted of bringing the Company's filings under the Securities and Exchange Act of 1934 current, closing the Asset Purchase Agreement, beginning the process to effect a reverse stock split, name change and reincorporation into Delaware, seeking business opportunities in the software and Internet businesses specifically the M2Direct licensing agreements, the SiteScape investment and the Rainbow investment, and accounting for these transactions. During the six-months ended June 30, 2001, the Company incurred general and administrative expenses of $9,793 related to these activities.

SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, the Company did charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment, which reduced the investment to zero on its Balance Sheet. During the six months ending June 30, 2001, SiteScape has continued to operate at a loss.

The Company also incurred interest expense for the six months ended June 30, 2001 of approximately $64,389 in connection with the various loans as described in the notes to the financial statements. Through June 30, 2001, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $996,265 for certain investment transactions and the ongoing cash needs of the Company.

Liquidity and Capital Resources

The independent auditors' report on the Company's financial statements as of December 31, 2000, and for each of the years in the two-year period ended December 31, 2000, includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. As of June 30, 2001, the Company had a working capital deficiency of $2,027,664.

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

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit Description:

              15 Letter on unaudited interim financial information (See Independent Accountants' Report included herein)

         (b) The Company filed no reports on Form 8-K during the quarter covered by this report

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              DIGITAL FUEL, INC.
                                 (Registrant)


By: /s/Michael R. Farley                   By: /s/Forrest L. Metz
    --------------------                       ------------------
    Michael R. Farley                          Forrest L. Metz
    Chief Executive Officer                    President and Chief
                                               Financial Officer


Date:  August 14, 2001