Form 10QSB
period 2001-09-30
DIGITAL FUEL INC
filed 2001-11-14
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2001

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to_________

                          Commission File No. 0-12374


                              Digital Fuel, Inc.
                              ------------------
            (Exact Name of Registrant as Specified in its Charter)


         Delaware                                           45-0375367
         --------                                           ----------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)


6601 East Grant Road, Suite 101, Tucson, Arizona                     85715
------------------------------------------------                     -----
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

                         Yes  [ X ]         No  [   ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of November 13, 2001.









                              DIGITAL FUEL, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements




                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Digital Fuel, Inc.

We have reviewed the accompanying condensed balance sheet of Digital Fuel, Inc. as of September 30, 2001, and the related condensed statements of operations and statement of cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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

WATSON & WATSON CPAs, P.C.

Tempe, Arizona
November 12, 2001

                              DIGITAL FUEL, INC.
                            CONDENSED BALANCE SHEET
                              SEPTEMBER 30, 2001
                                  (Unaudited)

                                    ASSETS

Current assets:
   Cash                                                            $89
                                                                    --

Total current assets                                                89
                                                                    --

Investments (Note 4):
   Preferred Stock, SiteScape                                      -0-
                                                                   ---

                                                                   $89
                                                                   ===

               LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                              $1,188,966
      Other (Note 3)                                           250,000

Accounts payable:
   Related parties                                              64,296
   Other                                                       145,094
Accrued management fees (Note 7)                               256,667
Accrued interest expense, related parties (Note 2)             183,526
                                                               -------
Total current liabilities                                    2,088,549
                                                             ---------

Shareholders' equity deficiency:
   Preferred stock, $.01 par value; authorized
      10,000,000 shares; issued -0- shares
   Common stock, $.01 par value; authorized
      20,000,000 shares; issued 4,343,262 shares                43,433
   Capital in excess of par value                            2,370,312
   Accumulated deficit                                      (4,502,205)

                                                            (2,088,460)
                                                             ---------

                                                                   $89
                                                                   ===

                    See Notes to Condensed Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (Unaudited)

                                                  2001            2000
                                                  ----            ----

Expenses:
   General and administrative               $    2,995      $  118,115
                                                 -----         -------

Operating loss                                  (2,995)       (118,115)
                                                 -----         -------

Interest expense:
   Related parties (Note 2)                     26,916          26,573
   Other (Note 3)                                5,625           5,892
                                                ------          ------

                                                32,541          32,465
                                                ------          ------

Loss before extraordinary item                 (35,536)       (150,580)

Other item:
Gain on extinguishment of debt (Note 6)                          8,692
                                                ------           -----

Net loss                                    $  (35,536)     $ (141,888)
                                                ======         =======


Basic and diluted loss per common share:          $*           $(.11)


Weighted average no. of shares outstanding   4,343,262       1,237,323
                                             =========       =========


* less than $.01 per share



                    See Notes To Condensed Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (Unaudited)

                                                  2001            2000
                                                  ----            ----

Expenses:
Research and development (Note 4)           $               $   94,050
Marketing and advertising (Note 4)                             610,950
General and administrative                      12,788         383,410
                                                ------         -------

Operating loss                                 (12,788)     (1,088,410)
                                                ------       ---------

Interest expense:
Related parties (Note 2)                        80,055          74,174
Other (Note 3)                                  16,875          15,243
                                                ------          ------
                                                96,930          89,417
                                                ------          ------

Loss before extraordinary item                (109,718)     (1,177,827)

Other item:
Gain on extinguishment of debt (Note 6)                         35,870
                                                ------          ------

Net loss                                    $ (109,718)    $(1,141,957)
                                               =======       =========

Basic and diluted loss per common share:
Loss before extraordinary item                 $(.02)         $(2.09)
Extraordinary item                                               .06
                                                 ---            ----
Net Loss                                       $(.02)         $(2.03)
                                                 ===            ====


Weighted average no. of shares outstanding   4,343,262         562,009
                                             =========         =======


                    See Notes To Condensed Financial Statements

                              DIGITAL FUEL, INC.
                         STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (Unaudited)

                                                       2001            2000
                                                       ----            ----

Cash flows from operating activities:
   Net loss                                       $(109,718)    $(1,141,957)
                                                    -------       ---------
   Adjustments to reconcile net loss
   to net cash used in operations:

   Non-cash expense in connection with
      SiteScape investment (Note 4)                                 705,000

   Change in operating liabilities:
      Increase in accounts payable, related parties   5,640          38,747
      Increase in accounts payable                    1,433          23,045
      Increase in accrued salaries                   (2,211)        182,893
      Increase in accrued interest                   16,875
      Increase in accrued interest, related parties  80,054          68,677
                                                     ------          ------
   Total adjustments                                101,791       1,018,362
                                                    -------       ---------

Net cash used in operating activities                (7,927)       (123,595)
                                                      -----         -------

Cash flows from financing activities:
   Proceeds from notes payable-related parties (Note 2) 700         362,300
   Repayments of notes payable-related parties                       (7,031)
   Proceeds from notes payable, other (Note 3)                      250,000
                                                        ---         -------
Net cash provided by financing activities               700         605,269
                                                        ---         -------
Cash flows from investing activities:
   SiteScape stock purchase (Note 4)                               (500,000)
                                                        ---         -------
Net cash used in investing activities                              (500,000)
                                                        ---         -------
Increase (decrease) in cash                          (7,227)        (18,326)

Cash, beginning                                       7,316          20,022
                                                      -----          ------
Cash, ending                                            $89          $1,696
                                                         ==           =====

During the nine months ended September 30, 2001, $-0- was paid for interest.

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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

    In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and nine-month periods ended September 30, 2001 and 2000 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


2.  Notes payable, related parties:

    Short-term:

    Farley Family Partnership, 9%, unsecured, due on demand        $200,000

    Multiple advance promissory note, Metz Trust, maximum
    borrowings of $150,000, 9%, unsecured, due on demand            107,700

    Multiple advance promissory note, Grant Papanikolas, maximum
    borrowings of $100,000, 9%, unsecured, due on demand             85,000

    Multiple advance promissory note, Michael R. Farley, maximum
    borrowings of $100,000, 9%, unsecured, due on demand             57,346

    Multiple advance promissory note Farley & Associates, Inc., maximum borrowings of $800,000, 9%, unsecured,
    due on demand                                                   738,920
                                                                    -------
                                                                 $1,188,966
                                                                  =========


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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


4.  Option to purchase shares of SiteScape (continued):

    collaboration software, which provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations. SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, these circumstances had indicated that the Company should charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment. Therefore, during the three-month period ending June 30, 2000, the Company recorded a charge of $57,420 for research and development expenses and a charge of $203,580 for marketing and advertising expenses. Relating to the six months ended June 30, 2000, the Company recorded a charge of $94,050 for research and development expenses and a charge of $610,950 for marketing and advertising expenses. As of June 30, 2000, these charges have reduced the carry value of the Company's investment to zero. During the nine months ending September 30, 2001, SiteScape has continued to operate at a loss.

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

6.  Extraordinary Income:

    From 1992 until July 1999 the Company was inactive. The current management has embarked on settling certain outstanding payables that have been on the books from 1992 to present. During the three months ended March 31, 2000 and the three months ended September 30, 2000, the

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


6.  Extraordinary Income (continued):

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

PART I.  FINANCIAL INFORMATION

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

Per the terms of the Stock Purchase Agreement, certain liabilities of Deucalion were settled including $38,836 owed for legal fees and $93,412 owed for management service fees. These liabilities were settled through the issuance of common stock equal to 1/2% or 10,538 shares and 1% or 21,076 shares, respectively, after completion of the reincorporation, recapitalization and merger. After the reincorporation, recapitalization and merger, the purchasers were issued 1,855,460 additional shares of the Company's common stock in exchange for $10,000 in debt due to them, which resulted in the purchasers owning 95% of the Company.

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

Management's Discussion and Analysis for the nine months ended
September 30, 2001

Results of Operations

From September 1992 until July 1999, the Company had no operations and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through September 30, 2001, activities primarily consisted of bringing the Company's filings under the Securities and Exchange Act of 1934 current, closing the Asset Purchase Agreement, beginning the process to effect a reverse stock split, name change and reincorporation into Delaware, seeking business opportunities in the software and Internet businesses specifically the M2Direct licensing agreements, the SiteScape investment and the Rainbow investment, and accounting for these transactions. During the nine months ended September 30, 2001, the Company incurred general and administrative expenses of $12,788 related to these activities.

SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, the Company did charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment, which reduced the investment to zero on its Balance Sheet. During the nine months ending September 30, 2001, SiteScape has continued to operate at a loss.

The Company also incurred interest expense for the nine months ended September 30, 2001 of approximately $96,930 in connection with the various loans as described in the notes to the financial statements. Through September 30, 2001, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $996,266 for certain investment transactions and the ongoing cash needs of the Company.

Liquidity and Capital Resources

The independent auditors' report on the Company's financial statements as of December 31, 2000, and for each of the years in the two-year period ended December 31, 2000, includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. As of September 30, 2001, the Company had a working capital deficiency of $2,090,707.

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




                              DIGITAL FUEL, INC.
                                (Registrant)



By: /s/Michael R. Farley                     By: /s/Forrest L. Metz
    Michael R. Farley                            Forrest L. Metz
    Chief Executive Officer                      President and Chief
                                                 Financial Officer


Date:  November 13, 2001








