Form 10KSB
period 2001-12-31
DIGITAL FUEL INC
filed 2002-03-26
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                 FORM 10-KSB
(Mark One)

  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended:  December 31, 2001


                                      OR

  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ___________

                       Commission file number:  000-16534


                              DIGITAL FUEL, INC.
                              ------------------
                (Name of small business issued in its charter)


              Delaware                               45-0375367
              --------                               ----------
     (State or other jurisdiction of          (I.R.S. Employer I.D. Number)
      incorporation or organization)


                  6601 E. Grant Road, Tucson, Arizona 85715
                  -----------------------------------------
            (Address of principal executive offices) (Zip Code)

                               (520) 886-5354
                                -------------
             (Registrant's telephone number, including area code)


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of March 26, 2002, 4,343,262 shares of Common Stock, par value $.01 per share, were outstanding.

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

Item 1. Description of Business.

     Note: Readers of this report should note that our business materially changed after August 31, 1999. Except as otherwise described in this report, the information in this report is given through December 31, 2001. As described in the Schedule 14F1 Information Statement, as filed with the Securities and Exchange Commission on July 17, 1999 and incorporated herein by reference, there was a change in control of Digital Fuel, Inc. Mr. Farley and the Metz Trust purchased a majority of the outstanding common stock and began the process of bringing the filings with the Securities and Exchange Commission current. Under the current management, headed by Mr. Farley, we have resumed business operations seeking opportunities primarily in the emerging software and internet technology industries.

(a)  Business Development

Prior Business.

     Deucalion Research, Inc., (prior name of the Company) was incorporated under the laws of the State of North Dakota on May 3, 1983. The Company was formed to research, develop, formulate, produce and market environmental engineering products and related services. Deucalion initially emphasized the development of custom-engineered environmentally sound products and processes to remove toxic hydrogen sulfide ("H2S" or "sour" gas) and other impurities from gas streams originating from petroleum fields and sanitary landfills, leaving clean gas for immediate fuel use (the "Deucalion Process"). As a result of the general decline of the petroleum industry during 1986, the Company reduced its emphasis on oil field operations and began devoting efforts to the development and engineering of alternative products and processes as well as the obtaining of additional funds primarily through the exchange of an interest in a landfill gas project and additional issuances of its common stock to fund such activities.

     During January and February 1988, Deucalion conducted a public offering of 227,058,000 units at $.01 per Unit resulting in net proceeds of $1,620,028. These proceeds were used to fund the business plan until December 1991, when active operations were ceased.

     In 1992, it was determined that no further demonstration plans for the Deucalion Process were warranted. The initial product, Ferro-Fluids, was not being marketed at that time, and the Company was not successful in attempts to license manufacturing and marketing of the product. From 1992 to 1999 the Company tried to find an operating enterprise with which to merge or otherwise form a business combination. However, no such opportunity presented itself until Messrs. Farley and the Metz Trust offered to purchase the outstanding but unissued shares under the terms of a Stock Purchase Agreement (the "Agreement"), dated April 20, 1999, between Deucalion and Michael R. Farley and Forrest L. Metz.

Change in Control and Restructure of Deucalion

     Effective August 31, 1999, Deucalion completed a transaction whereby it sold approximately 67% of the post transaction voting common stock for an aggregate purchase price of $110,000. Also, effective August 31, 1999, the former directors and officers of Deucalion resigned and the purchasers were elected as directors and officers of the Company.

     Pursuant to the terms of the transaction, the purchasers paid the Company $100,000 of the purchase price in exchange for 998,000,000 shares of common stock. The newly appointed management of Deucalion, upon obtaining shareholder approval, completed a recapitalization of Deucalion, which included a reverse stock split, changed the name of Deucalion to Digital Fuel, Inc., appointed independent accountants and changed the domicile of the Company to Delaware. After the reverse stock split and recapitalization, the purchasers paid the remaining $10,000 purchase price in exchange for shares of Deucalion's common stock which resulted in the purchasers owning 95% of Deucalion.

     The stock purchase agreement also provided for the settlement of certain liabilities of Deucalion, including $38,836 owed for legal fees and $93,412 owed for management service fees. The new management settled these liabilities through the issuance of common stock equal to 1/2% and 1%, respectively, of the total outstanding common stock of the Company after completion of the recapitalization and issuance of additional shares of common stock to the purchasers.

     As described in Schedule 14C Definitive Information Statement, filed with the Securities and Exchange Commission on May 9, 2000, incorporated herein by reference, and as a result of a special meeting of the Shareholders on June 1, 2000, and effective June 22, 2000, the domicile of the Company was changed from the State of North Dakota to the State of Delaware by merging Deucalion with and into its recently formed and wholly owned Delaware subsidiary Digital Fuel, Inc. The merger also effected the following
                                       4
additional objectives: a 1-for-6,800 reverse stock split, with fractional shares being rounded up to the nearest whole share: a reduction in the authorized capital stock from 1,500,000,000 shares to 30,000,000; an increase in the par value of capital stock from $.0001 to $.01 per share and the authorization of the Board of Directors to issue up to 10,000,000 shares of blank check preferred stock.

Licensing Agreements

     In 1999, Digital Fuel purchased, through loans made to us, various software license agreements for $250,000. Of this amount, $45,000 was financed in 1999 and $205,000 was due through June 30, 2000. The license agreements were with M2Direct, Inc. and created an opportunity for the Company to provide businesses with e-commerce tools to develop alternative Internet distribution channels for their products and services. The technology accelerates the distribution and selling of goods and services in e-commerce by enabling the secure delivery of digital information via email, the largest single mechanism for communication on the Internet.

     The Company received a letter on May 5, 2000 (dated May 3, 2000) informing it that M2Direct had filed for protection under Chapter 11 on April 25, 2000 in the Bankruptcy Court of the Northern District of Georgia, Atlanta Division. As a result of receiving this notification, the Company contacted a bankruptcy attorney and pursued the protection of its rights under the licenses. The Company was informed that there was an intellectual properties doctrine and legal precedents that could be interpreted to provide it with the rights to the software, if its licenses do not survive the impending bankruptcy proceedings.

     Based on the legal precedents that existed protecting the Company's ongoing and post bankruptcy rights to the envelope technology and software, the Company developed a dialogue with the Bankruptcy Trustee, wrote a business plan and submitted a bid to purchase the technology from the Bankruptcy Court. The Company embarked on raising the necessary capital required to purchase this technology, but was not the successful bidder.

     In December 2000, the Company entered into an agreement with the original license holders from whom it purchased the license agreements in late 1999. Because the Company was unable to successfully use the technology, the licenses were returned to the original owners and the $45,000 financed by the original owners was forgiven. All costs related to the Company's acquisition of the M2Direct license rights were previously expensed in 1999. The $205,000 due to the licensor, M2Direct, Inc., for services that were never provided but charged on the Company's books as an expense in 1999, was reversed, resulting in recognition of $205,000 of income for the year 2000. The $45,000 due the original licensees was also recorded as income for the year 2000.

     The Company also negotiated a settlement agreement with McGuire Woods, L.L.P., the law firm that provided legal services to the Company for the bankruptcy filing of M2Direct. Under the agreement, the Company will issue 400 shares of preferred stock, with a par value of $100 per share, to McGuire Woods in exchange for their legal bill.

     Neither the Company nor its officers or directors currently owns any patents to any products or processes developed by the Company, including the Deucalion Process.

Advances to Rainbow Country, Inc.

     In 1999, the Company identified this early stage enterprise and provided Rainbow Country, Inc. (Rainbow) with advances of $25,245. These funds were part of Rainbow's seed capital to continue exploring the feasibility of delivering potable water to Tucson, Arizona. This feasibility study included but was not limited to determining the costs associated with securing the water rights, plus designing and building a delivery system. In addition, some work was done to quantify the demand and price point for deliverable water to Tucson.

     The result of this effort was that the scope of this project was beyond the Company's technical and capital resources. Therefore, the Company charged off the entire advance of $25,245 as expense in 1999. A Settlement Agreement was successfully negotiated providing the Company with a promissory note in the amount of $25,245, due and payable not later than December 1, 2000. However, the Settlement Agreement collapsed and the Company decided not to pursue any legal action on the advice of legal counsel.

(b)  Narrative Description of Business

Current Status

     Since the time that active business operations were ceased in December 1991 and until recently, the Company has been essentially inactive. We did not maintain our status as a reporting company pursuant to the rules of the Securities and Exchange Commission and did not seek to provide a market for the outstanding securities. Management does not plan to voluntarily deliver an annual report to security holders this year.

Investment in Preferred Stock Shares of SiteScape

     Effective September 1, 1999, the new management completed an agreement with Farley & Associates, Inc., an Arizona corporation ("F&A"), wholly owned by Michael R. Farley who is also chief executive officer, a director and a majority shareholder of Digital Fuel, whereby Digital Fuel acquired from F&A an option to purchase 516,667 shares of Series A Preferred Stock of SiteScape, Inc. ("SiteScape"). Digital Fuel acquired this option in exchange for a $200,000 draw on a multiple advance promissory note extended to the Company by F&A of up to $800,000, bearing interest at 9% and due on demand (the "F&A Note"). The option to purchase the SiteScape preferred stock was originally agreed to through negotiations between F&A and SiteScape and allows F&A (or its designee) to purchase 516,667 shares of SiteScape preferred stock at an exercise price of $1.9354 per share. The $200,000 represents reimbursement of travel and other direct expenses incurred by F&A in connection with their negotiations with SiteScape and also a fee for F&A's services. The $200,000 has been recorded as general and administrative expense in the accompanying statement of operations.

     SiteScape is an internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is collaboration software that provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations.

     Prior to September 1999, F&A provided $400,000 to SiteScape as a deposit on the option to purchase the preferred stock. On September 1, 1999, Digital Fuel acquired F&A's rights to this deposit in exchange for a $400,000 draw on the F&A Note.

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

     On June 30, 2001, SiteScape issued to Digital Fuel options to purchase 103,338 shares of its common stock at $1.93 per share. Based on the SAIC investment described below, the common shares of SiteScape have a value substantially less than the option price.

     In October of 2001, SiteScape received a term sheet from SAIC Venture Capital Corporation to purchase up to $2.5 million of its Series B Convertible Preferred Stock. On March 18, 2002 the first transaction was closed. The Series B stock sold to the new investors will be senior to Digital Fuel's Series A Convertible Preferred Stock in both payment of dividends and distribution. Each share of Series B Preferred Stock was sold for $.4164 per share and will be redeemed for $0.6246 per share or 1.5 times the original investment.

     As part of the investment agreement, the domicile of SiteScape was changed to Delaware and the Series A Convertible Preferred Stock was split 5 for 1. Digital Fuel now owns 2,583,335 shares of Series A Preferred which has, among other rights, the right to vote on general matters and the election of one member to the seven member Board of Directors of SiteScape, the ability of a 1:1 conversion into the common stock of SiteScape and dividend participation with common shares. If funds are available, the Series A Preferred will be redeemed for $0.3871 per share. Digital Fuel now owns approximately 7.9% of SiteScape on a fully diluted basis.

     In addition, both the Series B and Series A preferred stock shall also be entitled to receive dividends if and when declared by SiteScape's Board of Directors at the cumulative rate of 8% per year compounded annually. Dividends are due only if the tangible net worth of SiteScape exceeds $25 million and if declared by the Board of Directors of SiteScape. As of December 31, 2001 no dividends have been declared by SiteScape. The Series A dividends are junior to the Series B dividends but senior to the common stock dividends.

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

     Our success depends on the introduction of new products and product
     -------------------------------------------------------------------
enhancements.
------------

     Our success in the software license and development business is heavily dependent upon the timely introduction of successful new products or enhancements of existing products to replace declining revenues from products at the latter stage of a product cycle. Consumer preferences for software
                                       8
products are difficult to predict, and few consumer software products achieve sustained market acceptance. If revenue from new products or enhancements does not replace declining revenues from existing products, we may experience:

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

     We may become subject to government regulation.
     ----------------------------------------------

     We are not currently subject to direct regulation by any government agency in the United States, other than general business regulations applicable to conduct businesses generally. Currently there are few laws or regulations regarding access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. These laws or regulations, if adopted, could also limit the growth of the Internet, which could, in turn, decrease the demand for our proposed products and services and increase our cost of doing business. Inasmuch as the
                                      10
applicability to the Internet of the existing laws governing issues such as property ownership, libel and personal privacy is uncertain, any new legislation or regulation or the application of existing laws and regulations to the Internet could have an adverse effect on our business and prospects.

Employees

     Our founders are Michael R. Farley and Forrest L. Metz. Mr. Farley serves as Chief Executive Officer and Mr. Metz serves as President of the Company. The Executive Committee is composed of our Chief Executive Officer, our President, and Our Chief Operating Officer, Grant S. Papanikolas. The total staff size of the Company is four persons.

Item 2.  Properties.

     The Company's offices are located at 6601 E. Grant Road, Suite 101, Tucson, Arizona 85715, which is leased by Farley & Associates, Inc. We have been charged $5,424 for this office space by Farley & Associates, Inc. for the twelve months ended December 2001.

Item 3.  Legal Proceedings.

     None

Item 4.  Submission of Matters to Vote of Securities Holders

     No matters were submitted to the Shareholders during 2001. However, a special meeting of the Shareholders was held on June 1, 2000, and effective June 22, 2000, the domicile of the Company was changed from the State of North Dakota to the State of Delaware by merging Deucalion with and into its recently formed and wholly owned Delaware subsidiary Digital Fuel, Inc. The merger also effected the following additional objectives: a 1-for-6,800 reverse stock split, with fractional shares being rounded up to the nearest whole share; a reduction in the authorized capital stock from 1,500,000,000 shares to 30,000,000; an increase in the par value of capital stock from $.0001 to $.01 per share; and the authorization of the Board of Directors to issue up to 10,000,000 shares of blank check preferred stock.


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

(b)  Holders

     The number of holders of record of common shares as of March 26, 2002 was approximately 1,125.

(c)  Dividends

     The Company has not paid a dividend with respect to its common stock and cannot be expected to pay a dividend on its common stock in the foreseeable future.

Item 6.  Management's Discussion and Analysis and Plan of Operation.

Management's Discussion and Analysis and Plan of Operation

Plan of Operation

     As a result of the bankruptcy of M2Direct, Inc. and the elimination of the license agreements as previously discussed in this report under the heading "Licensing Agreements," management decided to change the focus of the business. During the next twelve-month period, we will actively seek to acquire companies involved in the software development business and/or Internet business. Because of the difficulty in raising working capital, management believes there are a number of small companies seeking an opportunity to expand their ability to raise capital by becoming part of Digital Fuel.

     The Company will work with several investment banking firms that can help us actively seek companies that fit Digital Fuel's requirement.

Change in Control and Restructure of Deucalion and Merger Agreement

     On July 29, 1999 and effective August 31, 1999, the Stock Purchase Agreement between the Company and Michael R. Farley and Forrest L. Metz, incorporated herein by reference, was closed. Effective August 31, 1999, we completed a transaction whereby we sold approximately 95% of our post transaction voting common stock ( 2,002,226 shares) for an aggregate purchase price of $110,000. Also, effective August 31, 1999, the former directors and officers of Deucalion resigned and the purchasers were elected as directors and officers of the Company. Pursuant to the terms of the transaction, the purchasers paid us in August 1999 $100,000 towards the purchase price in exchange for 147,766 shares of the Company's common stock. After the reincorporation, recapitalization, and merger, the purchasers were issued 1,855,460 additional shares of the Company's common stock in exchange for $10,000 in debt due to them.

     Per the terms of the Stock Purchase Agreement, certain liabilities of Deucalion were settled including $38,836 owed for legal fees and $93,412 owed for management service fees. These liabilities were settled through the issuance of common stock equal to 1/2% or 10,538 shares and 1% or 21,076 shares, respectively, after completion of the reincorporation, recapitalization, and merger. After the reincorporation, recapitalization,
                                      12
and merger, the purchasers were issued 1,855,460 additional shares of the Company's common stock in exchange for $10,000 in debt due to them, which resulted in the purchasers owning 95% of the Company.

     As described in the Schedule 14C Definitive Information Statement filed May 9, 2000, incorporated herein by reference, and as a result of a special meeting of the Shareholders on June 1, 2000, and effective June 22, 2000, the domicile of the Company was changed from the State of North Dakota to the State of Delaware by merging Deucalion with and into its recently formed and wholly owned Delaware subsidiary Digital Fuel, Inc. The merger also effected the following additional objectives: a 1-for-6,800 reverse stock split, with fractional shares being rounded up to the nearest whole share; a reduction in the authorized capital stock from 1,500,000,000 shares to 30,000,000; an increase in the par value of capital stock from $.0001 to $.01 per share; and the authorization of the Board of Directors to issue up to 10,000,000 shares of blank check preferred stock.

SiteScape, Inc. Investment

     As discussed under the heading "Investment in Preferred Stock Shares of SiteScape" earlier in this report, through February 2000, the Company exercised options to purchase preferred stock of SiteScape for a total consideration of $1,000,000. The Company now owns approximately 7.9% of SiteScape on a fully diluted basis.

Rainbow Country, Inc. Investment

     As discussed under the heading "Advances to Rainbow Country, Inc." earlier in this report, management identified this investment opportunity and provided Rainbow with seed capital advances of $25,245 to continue exploring the feasibility of delivering potable water to Tucson, Arizona. The result of this effort was the determination that the scope of this project was beyond our technical and capital resources. Therefore, we wrote-off the $25,245 and ceased all activity with Rainbow Country, Inc.

Licensing Agreements

     As we discussed under the heading "Licensing Agreements" earlier in this report, management ceased all activity regarding the licenses as a result of the bankruptcy filing by M2Direct, Inc., the licensor, and turned over the pursuit of all legal proceedings to the original licensees. Management retained an option to re-acquire the licenses if the appropriate source code can be obtained by the original licensees.

Management's Discussion and Analysis for the twelve months ended December 31,
2001

Results of Operations

     Through December 31, 2001, the Company incurred approximately $0 in research and development costs and approximately $0 in marketing and advertising costs from amounts funded through its investments in SiteScape and Rainbow.

Liquidity and Capital Resources

     As of December 31, 2001, the Company had a working capital deficiency of $2,124,881.

     The Company anticipates an increased need for working capital during 2002 as it continues to seek companies that are potential merger candidates with a requirement for additional capital. The Company is seeking additional working capital through debt and/or equity offerings, which will be used for the above described purposes.

Item 7.  Financial Statements.

     The financial statements for the Company as of December 31, 2001, and for each of the years in the two-year period ended December 31, 2001, are included as pages to this report on Form 10-KSB. As the Company meets the definition of an "inactive registrant" under Rule 3-11 of Regulation S-X for the years ending December 31, 1992 through December 31, 1998, only the financial statements for the years ending December 31, 1999 through December 31, 2001 have been audited:

     Independent Auditors' Report

     Balance Sheet - December 31, 2001

     Statements of Operations - For the Years Ended December 31, 2000
     and 2001

     Statements of Shareholders' Equity (Deficit) - For the Years Ended December 31, 2000 and 2001

     Statements of Cash Flows - For the Years Ended December 31, 2000
     and 2001

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

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Directors and Executive Officers

     At the present time, there are three officers and two directors of the Company, as follows:

            Name                Age       Position(s)
      ----------------          ---       -----------

      Forrest L. Metz            56       President, Chairman of the Board,
                                          Treasurer, Secretary and Director
                                          since August 1999.

      Michael R. Farley          58       Chief Executive Officer and
                                          Director since August 1999.

      Grant S. Papanikolas       54       Chief Operating Officer since
                                          August 1999.

     The Company does not have any nominating committee or audit committee or other committees performing similar functions. The officers of the Company and the members of its audit committee are elected by and serve at the pleasure of the Board of Directors.

     The Company did not hold a shareholders' meeting during the fiscal years ended December 31, 1992, 1993, 1994, 1995, 1996, 1997, 1998 and 1999. The
Company did hold a shareholders' meeting during the fiscal year ended December 31, 2000 for the purpose of merging the Company with Digital Fuel. The Company did not hold a shareholders' meeting during the fiscal year ended December 31, 2001.

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

     Mr. Metz is also a Board Member of the following community organizations: United Way of Greater Tucson, Boys and Girls Club of Tucson, Educational Enrichment Foundation, Mountain Oyster Club, Los Charros Del Desierto, and the Pima County Fair Horse Racing Commission. Mr. Metz also served as a board member of the Arizona Mexico Commission, University of Arizona Extra Point Club, University of Arizona Foundation Presidents' Club, and the Southwestern Fair Commission.

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

Item 10.  Executive Compensation.

(a)  Summary Compensation Table

     The following table sets forth information regarding compensation paid to (i) the Company's Chief Executive Officer and (ii) each of its other executive officers whose total annual compensation exceeded $100,000 for the years ended December 31, 1998, 1999, 2000 and 2001.

                               Annual             Long Term        All Other
                             Compensation        Compensation    Compensation
                             ------------        ------------    ------------
                                                      Securities
                                                      Underlying
Name and Position         Year  Salary  Bonus   Other   Options
-----------------         -------------------   -----------------

Michael R. Farley,        2001     -0-   -0-     -0-      -0-        -0-
Chief Executive Officer   2000  $15,000  -0-     -0-      -0-        -0-
and Director              1999  $60,000  -0-     -0-      -0-        -0-
                          1998     -0-   -0-     -0-      -0-        -0-

(b)  Compensation Under Plans.

     The Company has no stock option plan, stock bonus plan, other compensatory plan or arrangement, or employee benefit plan for employees, consultants, officers, or directors.

(c)  Other Compensation.

     No compensation was paid or distributed to any officer or director of the Company for services rendered to the Company during the period from December 31, 1989 through December 31, 1998. Compensation under $100,000 was paid to Messrs. Farley and Papanikolas during the period from September 1999 through December 31, 1999. Compensation under $100,000 was paid to Messrs. Farley and Papanikolas during the period from January 2000 through February 29, 2000. No compensation was paid or distributed to any officer or director of the Company for services rendered to the Company during the year ended December 31, 2001.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

(a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth information as of December 31, 2001, regarding the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock, by the directors of the Company and by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of common stock. The table does not include information regarding shares of common stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of the Company's common stock.

                                           Number of Shares     Percent of
      Name and Address                    Owned Beneficially      Class
      ----------------                    ------------------    ----------
      Michael R. Farley                       1,101,113            25.4%
      Forrest L. Metz(1)                      1,101,113            25.4%
      Grant S. Papanikolas                    1,185,000            27.3%
      Officers and Directors as a Group       3,387,226            78.1%

      -----------------
      (1) Includes shares placed in the Metz Trust, of which Mr. Metz is the Trustee, for the benefit of D. Kim Metz, Forrest L. Metz, Jr. and Jenifer K. Metz.

Item 12.  Certain Relationships and Related Transactions.

Advance Notes
-------------

     On September 1, 1999, F&A extended a multiple advance promissory note to the Company for up to a maximum aggregate principle amount of $800,000, bearing interest at 9% and due on demand (the "F&A Note"). On October 28, 1999, the Metz Trust extended a multiple advance promissory note with identical terms to the F&A Note (the "Metz Trust Note") (The F&A Note and
the Metz Note are referred to collectively at the "Advance Notes") for up to $150,000. The Metz Trust is controlled by Forrest Metz who is also an officer, director and majority stockholder of the Company. F& A is wholly owned by Michael R. Farley who is also an officer, director and majority stockholder of the Company. Under the Advance Notes, F&A and the Metz Trust will each receive 100,000 shares of the post recapitalization common stock of the Company. Management believes that these shares have a nominal market value based on various factors including the Company's financial position and the fact that there is no current market for the Company's common stock. In addition, through December 31, 2000 each of the holders of the Advance Notes may convert all or part any outstanding principal to post recapitalization Units at the rate of $1.00 per Unit. Each Unit is to consist of one share of the Company's common stock and one share of the Company's 8% preferred stock (which has not yet been authorized) (the "8% Preferred Stock"). The Company also had the right to require the holders of the Advance Notes to convert the outstanding principal of the notes to Units if the Company sold 4,000,000 shares of the 8% Preferred Stock before December 31, 2000.
                                      20

Other Loans
-----------

     On September 30, 1999, the Farley Family Partnership extended the Company $200,000 in return for a promissory note of $200,000, bearing interest at 9% and payable on demand. The Farley Family Partnership is controlled by Michael R. Farley. The $200,000 was advanced for immediate cash needs of the Company.

     In 1999, Digital Fuel entered into four software license agreements in exchange for initial fees of $250,000. The licenses relate to an "electronic envelope" technology used for the secure distribution and selling of goods and services via the Internet. The technology was developed by and the licensor was M2DIRECT, Inc. The Company obtained the license agreements from the original parties who negotiated the terms with M2DIRECT, Inc. Two of these parties are entities controlled by the majority shareholders and management of Digital Fuel. The other two parties are unrelated entities. The initial fees and the continuing license fees to be paid by Digital Fuel are equivalent to the fees negotiated between M2DIRECT, Inc. and each of the parties. The initial fees of $250,000 are included in general and administrative expense. Of the total, $40,000 was financed through long-term notes payable ($30,000 due to related parties) which bear interest at 8%, are unsecured, and are due October 2001; $5,000 was financed through the F&A Note; and the remaining balance of $205,000 ($145,000 due to related parties) has been accrued and is due through June 2000.

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

 3(i) Certificate of Incorporation, incorporated by reference to Exhibit A of the Schedule 14C Information Statement filed on May 9, 2000

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

                              DIGITAL FUEL, INC.



                    YEARS ENDED DECEMBER 31, 2001 AND 2000


                                  CONTENTS
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

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Digital Fuel, Inc.

We have audited the accompanying balance sheet of Digital Fuel, Inc. as of December 31, 2001, and the related statements of operations, shareholders' equity deficiency and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Fuel, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with generally accepted accounting principles.

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

WATSON & WATSON, C.P.A.

March 25, 2002
Tempe, Arizona

                                DIGITAL FUEL, INC.

                                  BALANCE SHEET

                                December 31, 2001


                                    ASSETS

Current assets:
     Cash                                            $       170
                                                      ----------
Total current assets                                         170
                                                      ----------
Investments (Note 4):
     Preferred Stock, SiteScape                              -0-
                                                      ----------
                                                     $       170
                                                      ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
     Notes payable:
       Related parties (Note 2)                      $ 1,191,541
       Other (Note 3)                                    250,000

     Accounts payable:
       Related parties                                    65,652
       Other                                             150,700
     Accrued management fees                             256,666
     Accrued interest exp., related parties (Note 2)     210,492
                                                      ----------
Total current liabilities                              2,125,051
                                                      ----------

Shareholders' equity deficiency:
     Preferred stock, $.01 par value;
     authorized 10,000,000 shares;
     issued -0- shares:
     Common stock, $.01 par value;
     authorized 20,000,000 shares;
     issued 4,343,262 shares:                             43,433
     Capital in excess of par value                    2,370,312
     Accumulated deficit                              (4,538,626)
                                                      ----------
                                                      (2,124,881)
                                                      ----------
                                                     $       170
                                                      ==========

                       See Notes to Financial Statements

                                DIGITAL FUEL, INC.

                             STATEMENTS OF OPERATIONS

                      YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                      2001           2000
                                                  ----------      ----------
Expenses:
     Research and development (Note 4)           $         0     $    94,050
     Marketing and advertising (Note 4)                    0         610,950
     General and administrative                       14,370         529,249
                                                  ----------      ----------
Operating loss                                       (14,370)     (1,234,249)
                                                  ----------      ----------
Interest expense:
     Related parties (Note 2)                        107,021          98,775
     Other (Note 3)                                   22,500          19,237
                                                  ----------      ----------
                                                     129,521         118,012
                                                  ----------      ----------
Loss before extraordinary item                      (143,891)     (1,352,261)

Other item:
     Gain on elimination of license fee (Note 6)                     250,000
     Gain on extinguishment of debt (Note 6)                          35,870
                                                  ----------      ----------
Net loss                                         $  (143,891)    $(1,066,391)
                                                  ==========      ==========

Basic and diluted loss per common share:
     Loss before extraordinary item                  $(.03)          $(.31)
     Extraordinary item                                                .07
                                                       ---             ---
Net Loss                                             $(.03)         $( .24)
                                                       ===             ===


Weighted average number of shares outstanding      4,343,262       4,343,270
                                                   =========       =========


                       See Notes To Financial Statements

                                DIGITAL FUEL, INC.

                   STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY

                      YEARS ENDED DECEMBER 31, 2001 AND 2000

                                      Common stock       Capital in                    Treasury stock
                                -----------------------    excess      Accumulated    -------------------
                                Shares          Amount     of par        deficit      Shares       Amount       Total
                                ------          ------   ----------    -----------    ------       ------       -----
Balances, January 1, 2000    1,499,610,127    $149,961   $2,130,216   $(3,328,343)                          $(1,048,166)

Reverse split of common shares     221,204    (147,749)     240,096                                              92,347
(6800 to 1  rounded up)

Issuance of common shares        4,122,066      41,221                                                           41,221

Net loss                                                               (1,066,391)                           (1,066,391)

Balances, December 31, 2000      4,343,270     $43,433   $2,370,312   $(4,394,734)                          $(1,980,989)

Net loss                                                                 (143,892)                             (143,892)


Balances, December 31, 2001      4,343,270     $43,433   $2,370,312   $(4,538,626)                          $(2,124,881)
                                 =========     =======   ==========   ============                          ============

                                DIGITAL FUEL, INC.
                             STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                     2001             2000
                                                 ----------       ----------
Cash flows from operating activities:
  Net loss                                      $  (143,891)     $(1,066,391)
                                                 ----------       ----------
Adjustments to reconcile net loss
to net cash used in operations:
  Non-cash expenses in connection with
  license agreements (Note  7)                                      (205,000)
  Non-cash expense in connection with
  SiteScape investment (Note 4)                                      705,000

Change in operating liabilities:
  Increase in accounts payable, related parties       6,995           48,624
  Increase in accounts payable                       22,966           46,645
  Increase in accrued salaries                       (2,212)         245,827
  Increase in accrued interest, related parties     105,721           92,305
                                                 ----------       ----------
Total adjustments                                   133,470          933,401
                                                 ----------       ----------
Net cash used in operating activities               (10,421)        (132,990)
                                                 ----------       ----------

Cash flows from financing activities:
  Proceeds from notes payable-related
  parties (Note 2)                                    3,275          377,315
  Repayments of notes payable-related parties                         (7,031)
  Proceeds from notes payable, other (Note 3)                        250,000
                                                 ----------       ----------
Net cash provided by financing activities             3,275          620,284
                                                 ----------       ----------

Cash flows from investing activities:
  SiteScape stock purchase (Note 4)                                 (500,000)
                                                 ----------       ----------
Net cash used in investing activities                               (500,000)
                                                 ----------       ----------

Increase (decrease) in cash                          (7,146)         (12,706)

Cash, beginning                                       7,316           20,022
                                                 ----------       ----------

Cash, ending                                    $       170      $     7,316
                                                 ==========       ==========

During the twelve months ended December 31, 2001, $1,300 was paid for interest.

                                DIGITAL FUEL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31, 2001 AND 2000

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

    Cash and cash equivalents:

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2001, the Company held no cash equivalents.

    Research and development:

    Research and development costs are expensed as incurred. During 2001, the Company incurred $0 of research and development expenses related to its investments.

    Marketing and advertising:

    Marketing and advertising costs are expensed as incurred. During 2001, the Company incurred $0 of marketing and advertising expenses related to its investments.

    Comprehensive income:

    Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income establishes requirements for disclosures of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translations adjustments, among others. For the years ended December 31, 2001 and 2000, the Company did not have any components of comprehensive income to report.

                                DIGITAL FUEL, INC.

                      YEARS ENDED DECEMBER 31, 2001 AND 2000

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

                      YEARS ENDED DECEMBER 31, 2001 AND 2000

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

    There has not been any change in the significant accounting policies of the Company for the periods presented.

2.  Notes payable, related parties:

    Short-term:

       Farley Family Partnership, 9%, unsecured, due on demand    $   200,000

       Multiple advance promissory note, Metz Trust, maximum
       borrowings of $150,000, 9%, unsecured, due on demand           110,275

       Multiple advance promissory note, Grant Papanikolas,
       Maximum borrowings of $100,000, 9%, unsecured, due on
       demand                                                          85,000

       Multiple advance promissory note, Michael R. Farley,
       maximum borrowings of $100,000, 9%, unsecured, due on
       demand                                                          57,346

       Multiple advance promissory note Farley & Associates,
       Inc., maximum borrowings of $800,000, 9%, unsecured,
       due on demand                                                  738,920
                                                                    ---------
                                                                  $ 1,191,541
                                                                    =========

                                DIGITAL FUEL, INC.

                      YEARS ENDED DECEMBER 31, 2001 AND 2000

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

                                DIGITAL FUEL, INC.

                      YEARS ENDED DECEMBER 31, 2001 AND 2000

3.  Notes payable, other (continued):

    Under the terms of the short-term notes, upon completion of the recapitalization, the Company issued to Torrance 50,000 shares at par value of the Company's post recapitalization common stock. Management believes that these shares have nominal market value based on various factors including the Company's financial position and the fact that there is no current market for the Company's stock. Additionally, Townsdin and Torrance had the option to convert through December 31, 2000, all or part of any outstanding principal to post recapitalization Units at the rate of $1.00 per Unit. Each Unit consists of one share of common stock and one share of 8% preferred stock.

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

    The Preferred Stock has, among other rights, the right to vote on general matters, the ability of a 1:1 conversion into Class A Voting Common Stock of SiteScape, dividend participation with common shares, and the right to elect two members to the Board of Directors of SiteScape. The Preferred Stock is to be automatically converted to common stock if SiteScape completes an initial public offering and realizes at least $20,000,000. The Preferred stock is also entitled to receive dividends, if and when declared by SiteScape's board of directors, at the cumulative rate of 8% per year compounded annually. Dividends are due only if declared by the board of directors and the tangible net worth of SiteScape exceeds
    $25 million. SiteScape is an Internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is a collaboration software, which provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations. SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly

                                DIGITAL FUEL, INC.

                      YEARS ENDED DECEMBER 31, 2001 AND 2000

4.  Option to purchase shares of SiteScape (continued):

    review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. As of June 30, 2000 these circumstances have indicated that the Company should charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment. Therefore, during the three-month period, June 30, 2000, the Company recorded a charge of $57,420 for research and development expenses and a charge of $203,580 for marketing and advertising expenses. Relating to the six months ended June 30, 2000, the Company recorded a charge of $94,050 for research and development expenses and a charge of $610,950 for marketing and advertising expenses. As of June 30, 2000, these charges have reduced the carry value of the Company's investment to zero. Since June 30, 2000, SiteScape has continued to operate at a loss.

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

                                DIGITAL FUEL, INC.

                      YEARS ENDED DECEMBER 31, 2001 AND 2000

6.  Extraordinary Income (continued):

    In December 2000, the Company entered into an agreement with the original license holders from whom we purchased the license agreements in late 1999. Because the Company has been unable to successfully use this technology, the licenses were returned to the original owners and the $45,000 financed by the original owners was forgiven. In addition, the $205,000 due to the licensor, M2Direct, Inc., for services that were never provided but charged on the Company's books as an expense in 1999, was reversed resulting in recognition of $205,000 of income in 2000. The $45,000 due the original licensees was also recorded as income in 2000. The Company has an agreement with the current licensees that should the legal problems surrounding the licenses ever be resolved, the Company would have the option to re-purchase the licenses under new terms and conditions.

7.  Going concern:

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses in 2001 and 2000 and has a working capital deficiency of $2,124,881 and a shareholders' equity deficiency of $2,124,881 at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Management's plans in regard to these matters include:

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

                                DIGITAL FUEL, INC.

                      YEARS ENDED DECEMBER 31, 2001 AND 2000


8.  Accrued salaries:

    For the year ending December 31, 2001, $0 of salary has been accrued for Mr. Farley and $0 of salary has been accrued for Mr. Papanikolas.

9.  Income taxes:

    At December 31, 2001, the Company had net operating loss carryforwards of approximately $3,900,000 which are available to offset future taxable income, if any, through 2021. Based on statutory rates, the Company's expected tax benefit arising from the net operating loss carryforward would be approximately $1,300,000. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In addition, the Company's net operating loss carryforwards may be subject to annual limitations which could reduce or defer the utilization of the losses due to the Company's ownership changes that occurred in 1999.

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

11. Office lease:

    The Company subleases office space, on a month-to-month basis, from F&A. During 2001, total rent expense was $5,424.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DIGITAL FUEL, INC.



Date: March 26, 2002                      By: /s/ Michael R. Farley
                                             -----------------------
                                             Michael R. Farley, Chief
                                             Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signatures                        Title                  Date
      ------------                      -------                ------


 /s/ Forrest L. Metz                    Director            March 26, 2002
---------------------
Forrest L. Metz, Chairman,
President, Chief Financial
Officer and Director


 /s/ Michael R. Farley                  Director            March 26, 2002
-----------------------
Michael R. Farley, Chief
Executive Officer and Director