Form 10QSB
period 2002-03-31
DIGITAL FUEL INC
filed 2002-05-10
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2002

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to_________

                        Commission File No. 000-16534


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

                          Yes  [ X ]         No  [   ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of May 10, 2002.

                              DIGITAL FUEL, INC.


Part 1.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS




                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Digital Fuel, Inc.

We have reviewed the accompanying condensed balance sheet of Digital Fuel, Inc. as of March 31, 2002, and the related condensed statements of operations and statement of cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

WATSON & WATSON CPAs, P.C.

Tempe, Arizona
May 8, 2002

                            DIGITAL FUEL, INC.
                           CONDENSED BALANCE SHEET
                                MARCH 31, 2002
                                 (Unaudited)

                                   ASSETS

Current assets:
   Cash                                                           $59
                                                                  ---
   Total current assets                                            59
                                                                  ---
Investments (Note 4):
   Preferred Stock, SiteScape                                     -0-
                                                                  ---
Total Assets                                                      $59
                                                                  ===


              LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                             $1,199,541
      Other (Note 3)                                          250,000

   Accounts payable:
      Related parties                                          60,109
      Other                                                   155,833
   Accrued management fees (Note 7)                           256,667
   Accrued interest expense, related parties (Note 2)         237,099
                                                            ---------
   Total current liabilities                                2,159,249
                                                            ---------

Shareholders' equity deficiency:
   Preferred stock, $.01 par value;
      authorized 10,000,000 shares;
      issued -0- shares
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued 4,343,262 shares                                  43,433
   Capital in excess of par value                           2,370,312
   Accumulated deficit                                     (4,572,935)

   Total shareholders' equity deficiency                   (2,159,190)
                                                            ---------

Total Liabilities and Shareholders' Equity Deficiency             $59
                                                                  ===

                  See Notes to Condensed Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (Unaudited)

                                                    2002             2001
                                                    ----             ----

Expenses:
   General and administrative                      $2,076          $ 3,042
                                                    -----            -----
Operating loss                                     (2,076)          (3,042)
                                                    -----            -----
Interest expense:
   Related parties (Note 2)                        26,608           26,459
   Other (Note 3)                                   5,625            5,625
                                                   ------           ------
   Total interest expense                          32,233           32,084
                                                   ------           ------
Net loss                                         $(34,309)        $(35,126)
                                                   ======           ======


Basic and diluted loss per common share:             $*               $*


Weighted average number of shares outstanding   4,343,262        4,343,262
                                                =========        =========
*less than $.01 per share



                  See Notes To Condensed Financial Statements

                              DIGITAL FUEL, INC.

                           STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (Unaudited)

                                                          2002         2001
                                                          ----         ----

Cash flows from operating activities:
   Net loss                                            $(34,309)    $(35,126)
                                                         ------       ------
   Adjustments to reconcile net loss
   to net cash used in operations:

   Change in operating liabilities:
      Increase in accounts payable, related parties      (5,544)       1,356
      Decrease in accounts payable                         (492)      (2,552)
      Decrease in accrued salaries                                    (2,211)
      Increase in accrued interest                        5,625        5,625
      Increase in accrued interest, related parties      26,608       26,459
                                                         ------       ------
   Total adjustments                                     26,197       28,677
                                                         ------       ------
Net cash used in operating activities                    (8,112)      (6,449)
                                                         ------       ------

Cash flows from financing activities:
   Proceeds from notes payable-related parties (Note 2)   8,000
                                                          -----        -----
Net cash provided by financing activities                 8,000            0
                                                          -----        -----

Increase (decrease) in cash                                (112)      (6,449)

Cash, beginning                                             171        7,316
                                                          -----        -----

Cash, ending                                                $59         $867
                                                          =====        =====

During the three months ended March 31, 2002, $0 was paid for interest.

                            DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2002 AND 2001


1.  Basis of presentation:

    The financial statements of Digital Fuel, Inc. (The "Company") included in this Form 10-QSB have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

    In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2002 and 2001 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2002 AND 2001


2.  Notes payable, related parties:

    Short-term:

       Farley Family Partnership, 9%, unsecured,
       due on demand                                           $  200,000

       Multiple advance promissory note, Metz Trust,
       maximum borrowings of $150,000, 9%, unsecured,
       due on demand                                              118,275

       Multiple advance promissory note, Grant Papanikolas,
       maximum borrowings of $100,000, 9%, unsecured,
       due on demand                                               85,000

       Multiple advance promissory note, Michael R. Farley,
       maximum borrowings of $100,000, 9%, unsecured,
       due on demand                                               57,346

       Multiple advance promissory note Farley &
       Associates, Inc., maximum borrowings of $800,000,
       9%, unsecured, due on demand                               738,920
                                                                ---------
                                                               $1,199,541
                                                                =========

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2002 AND 2001


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

    The Preferred stock is also entitled to receive dividends, if and when declared by SiteScape's Board of Directors, at the cumulative rate of 8% per year compounded annually. Dividends are due only if declared by the Board of Directors and the tangible net worth of SiteScape exceeds

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2002 AND 2001


4.  Option to purchase shares of SiteScape (continued):

    $25 million. SiteScape is an Internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is a collaboration software, which provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations. SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, these circumstances had indicated that the Company should charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment. Therefore, during the three-month period ending June 30, 2000, the Company recorded a charge of $57,420 for research and development expenses and a charge of $203,580 for marketing and advertising expenses. Relating to the six months ended June 30, 2000, the Company recorded a charge of $94,050 for research and development expenses and a charge of $610,950 for marketing and advertising expenses. As of June 30, 2000, these charges have reduced the carry value of the Company's investment to zero. During the three months ending March 31, 2002, SiteScape has continued to operate at a loss.

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2002 AND 2001


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

    In December 2000, the Company entered into an agreement with the original license holders from whom we purchased the license agreements in late 1999. Because the Company was unable to successfully use this technology, the licenses were returned to the original owners and the $45,000 financed by the original owners was forgiven. In addition, the $205,000 due to the licensor, M2Direct, Inc., for services that were never provided but charged on the Company's books as an expense in 1999, was reversed resulting in recognition of $205,000 of income in 2000. The $45,000 due the original licensees was also recorded as income in 2000. The Company has an agreement with the current licensees that should the legal problems surrounding the licenses ever be resolved, the Company would have the option to re-purchase the licenses under new terms and conditions.

7.  Accrued salaries:

    For the year ending December 31, 2000, $165,000.00 of salary was accrued for Mr. Farley and $91,666.63 of salary was accrued for Mr. Papanikolas.

8.  Income taxes:

    At December 31, 2001, the Company had net operating loss carryforwards of approximately $3,900,000, which are available to offset future taxable income, if any, through 2021. Based on statutory rates, the Company's expected tax benefit arising from the net operating loss carryforward would be approximately $1,300,000. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In addition, the Company's net operating loss carryforwards may be subject to annual limitations which could reduce or defer the utilization of the losses due to the Company's ownership changes that occurred in 1999.

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

Management's Discussion and Analysis and Plan of Operation.

Plan of Operation

As a result of the bankruptcy of M2Direct, Inc. and the elimination of the license agreements as discussed in this report under the heading "Licensed Software," management decided to change the focus of the business. During the next twelve-month period, we will actively seek to acquire companies involved in the software development business and/or Internet business. Because of the difficulty in raising working capital, management believes there are a number of small companies seeking an opportunity to expand their ability to raise capital by becoming part of Digital Fuel.

The Company plans to work with several investment banking firms that can help us actively seek companies that fit Digital Fuel's requirement.

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

Licensed Software

In 1999, Digital Fuel purchased various software license agreements for
$250,000.    The license agreements were with M2Direct, Inc. and created an opportunity for the Company to provide businesses with e-commerce tools to develop alternative Internet distribution channels for their products and services. The technology accelerates the distribution and selling of goods and services in e-commerce by enabling the secure delivery of digital information via email, the largest single mechanism for communication on the Internet. The Company received a letter on May 5, 2000 (dated May 3, 2000) informing it that M2Direct had filed for protection under Chapter 11 on April 25, 2000. As a result of receiving this notification, the Company contacted a bankruptcy attorney and pursued the protection of its rights under the licenses. The Company was informed that there was an intellectual properties doctrine and legal precedents that could be interpreted to provide it with the rights to the software, if its licenses do not survive the impending bankruptcy proceedings.

Management has ceased all activity regarding the licenses as a result of the bankruptcy filing by M2Direct, Inc., the licensor, and has turned over the pursuit of all legal proceedings to the original licensees. Management has retained an option to re-acquire the licenses if the appropriate source code can be obtained by the original licensees.

SiteScape, Inc. Investment

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

Rainbow Investment

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

Management's Discussion and Analysis for the three months ended March 31,
2002

Results of Operations

From September 1992 until July 1999, the Company had no operations and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through March 31, 2002, activities primarily consisted of bringing the Company's filings under the Securities and Exchange Act of 1934 current, closing the Asset Purchase Agreement, beginning the process to effect a reverse stock split, name change and reincorporation into Delaware, seeking business opportunities in the software and Internet businesses specifically the M2Direct licensing agreements, the SiteScape investment and the Rainbow investment, and accounting for these transactions. During the three months ended March 31, 2002, the Company incurred general and administrative expenses of $2,076 related to these activities.

SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, the Company did charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment, which reduced the investment to zero on its Balance Sheet. During the three months ended March 31, 2002, SiteScape continued to operate at a loss.

The Company incurred interest expense for the three months ended March 31, 2002 of approximately $32,233 in connection with the various loans as described in the notes to the financial statements. Through March 31, 2002, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $996,266 for certain investment transactions and the ongoing cash needs of the Company. Through March 31, 2002, an entity controlled by Mr. Metz has made loans to the Company totaling $118,275 for certain investment transactions and the ongoing cash needs of the Company.

Liquidity and Capital Resources

The independent auditors' report on the Company's financial statements as of December 31, 2001, and for each of the years in the two-year period ended December 31, 2001, includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. As of March 31, 2002, the Company had a working capital deficiency of $2,159,190.

The Company anticipates an increased need for working capital during 2002 as it continues to seek companies that are potential merger candidates that have a requirement for additional capital. The Company is seeking additional working capital through debt and/or equity offerings, which will be used for the above-described purposes.


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




                              DIGITAL FUEL, INC.
                                 (Registrant)



By: /s/Michael R. Farley                   By: /s/Forrest L. Metz
    --------------------                       ------------------
    Michael R. Farley                          Forrest L. Metz,
    Chief Executive Officer                    President and
                                               Chief Financial Officer



Date:  May 10, 2002