Form 10QSB
period 2002-06-30
DIGITAL FUEL INC
filed 2002-08-14
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended June 30, 2002

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to_________

                         Commission File No. 000-16534


                              Digital Fuel, Inc.
                              -----------------
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

                         Yes  [ X ]         No  [   ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of August 12, 2002.

                              DIGITAL FUEL, INC.

Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS




                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Digital Fuel, Inc.

We have reviewed the accompanying condensed balance sheet of Digital Fuel, Inc. as of June 30, 2002, and the related condensed statements of operations and statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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

WATSON & WATSON CPAs, P.C.

Tempe, Arizona
August 7, 2002

                              DIGITAL FUEL, INC.
                           CONDENSED BALANCE SHEET
                                JUNE 30, 2002
                                 (Unaudited)


                                    ASSETS

Current assets:
   Cash                                                       $30
                                                              ---
Total current assets                                           30
                                                              ---
Investments (Note 4):
   Preferred Stock, SiteScape                                 -0-
                                                              ---
Total Assets                                                  $30
                                                              ===

                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                         $1,204,541
      Other (Note3)                                       250,000

   Accounts payable:
      Related parties                                      56,545
      Other                                               162,099
   Accrued management fees (Note 7)                       256,667
   Accrued interest expense, related parties (Note 2)     264,134
                                                        ---------
   Total current liabilities                            2,193,986
                                                        ---------
Shareholders' equity deficiency:
   Preferred stock, $.01 par value;
      authorized 10,000,000 shares;
      issued -0- shares
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued 4,343,262 shares                              43,433
   Capital in excess of par value                       2,370,312
   Accumulated deficit                                 (4,607,701)

   Total shareholders' equity deficiency               (2,193,956)
                                                        ---------

Total Liabilities and Shareholders' Equity Deficiency         $30
                                                              ===
                       See Notes to Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (Unaudited)

                                                     2002           2001
                                                     ----           ----
Expenses:
   General and administrative                       2,106          6,784
                                                    -----          -----

Operating loss                                     (2,106)        (6,784)
                                                    -----          -----

Interest expense:
   Related parties (Note 2)                        27,034         26,680
   Other (Note 3)                                   5,625          5,625
                                                   ------         ------
   Total interest expense                          32,659         32,305
                                                   ------         ------

Net loss                                         $(34,765)      $(39,089)
                                                   ======         ======

Basic and diluted loss per common share              $*             $*


Weighted average number of shares outstanding    4,343,262      4,343,262
                                                 =========      =========

*less than $.01 per share



                       See Notes To Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (Unaudited)

                                                     2002           2001
                                                     ----           ----
Expenses:
   General and administrative                       4,182          9,793
                                                    -----          -----

Operating loss                                     (4,182)        (9,793)
                                                    -----          -----

Interest expense:
   Related parties (Note 2)                        53,643         53,139
   Other (Note 3)                                  11,250         11,250
                                                   ------         ------

   Total interest expense                          64,893         64,389
                                                   ------         ------

Net loss                                         $(69,075)      $(74,182)
                                                   ======         ======

Basic and diluted loss per common share             $(.02)         $(.02)
                                                      ===            ===

Weighted average number of shares outstanding   4,343,262      4,343,262
                                                =========      =========


                       See Notes To Financial Statements

                              DIGITAL FUEL, INC.

                           STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (Unaudited)

                                                     2002           2001
                                                     ----           ----

Cash flows from operating activities:
   Net loss                                      $(69,075)      $(74,182)
                                                   ------         ------
   Adjustments to reconcile net loss
   to net cash used in operations:

   Change in operating liabilities:
      Increase (decrease) in accounts payable,
         related parties                           (9,108)         4,016
      Increase in accounts payable                    149          1,519
      Decrease in accrued salaries                                (2,211)
      Increase in accrued interest                 11,250         11,250
      Increase in accrued interest, related
         parties                                   53,643         53,139
                                                   ------         ------
   Total adjustments                               55,934         67,713
                                                   ------         ------
Net cash used in operating activities             (13,141)        (6,469)
                                                   ------          -----

Cash flows from financing activities:
   Proceeds from notes payable-related
      parties (Note 2)                             13,000

Net cash provided by financing activities          13,000

Increase (decrease) in cash                          (141)        (6,469)

Cash, beginning                                       171          7,316
                                                      ---          -----

Cash, ending                                          $30           $847
                                                      ===           ====

During the six months ended June 30, 2002, $-0- was paid for interest.

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001


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

    In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the six-month periods ended June 30, 2002 and 2001 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001


2.  Notes payable, related parties:

      Short-term:

        Farley Family Partnership, 9%, unsecured,
        due on demand                                          $200,000

        Multiple advance promissory note, Metz Trust,
        maximum borrowings of $150,000, 9%,
        unsecured, due on demand                                123,275

        Multiple advance promissory note, Grant Papanikolas,
        maximum borrowings of $100,000, 9%,
        unsecured, due on demand                                 85,000

        Multiple advance promissory note, Michael R. Farley,
        maximum borrowings of $100,000, 9%,
        unsecured, due on demand                                 57,346

        Multiple advance promissory note Farley &
        Associates, Inc., maximum borrowings of $800,000,
        9%, unsecured, due on demand                            738,920
                                                                -------
                                                             $1,204,541
                                                              =========

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

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001


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

                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001


4. Option to purchase shares of SiteScape (continued):

    collaboration software, which provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations. SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, these circumstances had indicated that the Company should charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment. Therefore, during the three-month period ended June 30, 2000, the Company recorded a charge of $57,420 for research and development expenses and a charge of $203,580 for marketing and advertising expenses. Relating to the six months ended June 30, 2000, the Company recorded a charge of $94,050 for research and development expenses and a charge of $610,950 for marketing and advertising expenses. As of June 30, 2000, these charges have reduced the carry value of the Company's investment to zero. During the six months ended June 30, 2002, SiteScape has continued to operate at a loss.

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

                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001


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

7.  Accrued salaries:

    For the year ended December 31, 2000, $165,000.00 of salary was accrued for Mr. Farley and $91,666.63 of salary was accrued for Mr. Papanikolas.

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

Management's Discussion and Analysis for the six months ended June 30, 2002

Results of Operations

From September 1992 until July 1999, the Company had no operations and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through March 31, 2002, activities primarily consisted of bringing the Company's filings under the Securities and Exchange Act of 1934 current, closing the Asset Purchase Agreement, beginning the process to effect a reverse stock split, name change and reincorporation into Delaware, seeking business opportunities in the software and Internet businesses specifically the M2Direct licensing agreements, the SiteScape investment and the Rainbow investment, and accounting for these transactions. During the six months ended June 30, 2002, the Company incurred general and administrative expenses of $4,182 related to these activities.

SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, the Company did charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment, which reduced the investment to zero on its Balance Sheet. During the six months ended June 30, 2002, SiteScape continued to operate at a loss.

The Company incurred interest expense for the six months ended June 30, 2002 of approximately $64,893 in connection with the various loans as described in the notes to the financial statements. Through June 30, 2002, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $996,266 for certain investment transactions and the ongoing cash needs of the Company. Through June 30, 2002, an entity controlled by Mr. Metz has made loans to the Company totaling $123,275 for certain investment transactions and the ongoing cash needs of the Company.

Liquidity and Capital Resources

The independent auditors' report on the Company's financial statements as of December 31, 2001, and for each of the years in the two-year period ended December 31, 2001, includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. As of June 30, 2002, the Company had a working capital deficiency of $2,193,956.

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

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit Description:
              -------------------
              15 Letter on unaudited interim financial information (See Independent Accountants' Report included herein).

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


Date:  August 12, 2002