Form 10QSB
period 2002-09-30
DIGITAL FUEL INC
filed 2002-11-15
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended September 30, 2002

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


                               (520) 886-5354
                                -------------
              (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [ X ]         No  [   ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of November 13, 2002.



                              DIGITAL FUEL, INC.



PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS




                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Digital Fuel, Inc.

We have reviewed the accompanying condensed balance sheet of Digital Fuel, Inc. as of September 30, 2002, and the related condensed statements of operations and statement of cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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

WATSON & WATSON CPAs, P.C.

Tempe, Arizona
November 12, 2002





                              DIGITAL FUEL, INC.
                            CONDENSED BALANCE SHEET
                              SEPTEMBER 30, 2002
                                 (Unaudited)

                                    ASSETS

Current assets:
   Cash                                                      $137
                                                              ---
Total current assets                                          137
                                                              ---
Investments (Note 4):
   Preferred Stock, SiteScape                                 -0-
                                                              ---
Total Assets                                                 $137
                                                              ===

                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                         $1,210,441
      Other (Note 3)                                      250,000

   Accounts payable:
      Related parties                                      52,900
      Other                                               170,120
   Accrued management fees (Note 7)                       256,667
   Accrued interest expense, related parties (Note 2)     291,508
                                                          -------
Total current liabilities                               2,231,636
                                                        ---------
Shareholders' equity deficiency:
   Preferred stock, $.01 par value;
      authorized 10,000,000 shares;
      issued -0- shares
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued 4,343,262 shares                              43,433
   Capital in excess of par value                       2,370,312
   Accumulated deficit                                 (4,645,244)
                                                        ---------
Total shareholders' equity deficiency                  (2,231,499)
                                                        ---------
Total Liabilities and Shareholders' Equity Deficiency        $137
                                                              ===


                 See Notes to Condensed Financial Statements



                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (Unaudited)



                                                     2002            2001
                                                     ----            ----
Expenses:
   General and administrative                    $  2,815        $  2,995
                                                    -----           -----
Operating loss                                     (2,815)         (2,995)
                                                    -----           -----
Interest expense:
   Related parties (Note 2)                        27,374          26,916
   Other (Note 3)                                   7,355           5,625
                                                   ------          ------
   Total interest expense                          34,729          32,541
                                                   ------          ------
Net loss                                         $(37,544)       $(35,536)
                                                   ======          ======

Basic and diluted loss per common share:             $*              $*


Weighted average number of shares outstanding   4,343,262       4,343,262
                                                =========       =========

*less than $.01 per share



                 See Notes To Condensed Financial Statements



                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (Unaudited)



                                                     2002            2001
                                                     ----            ----

Expenses:
   General and administrative                    $  6,998        $ 12,788
                                                    -----          ------
Operating loss                                     (6,998)        (12,788)
                                                    -----          ------
Interest expense:
   Related parties (Note 2)                        81,016          80,055
   Other (Note 3)                                  18,605          16,875
                                                   ------          ------
   Total interest expense                          99,621          96,930
                                                   ------          ------
Net loss                                        $(106,619)      $(109,718)
                                                  =======         =======

Basic and diluted loss per common share             $(.02)          $(.02)


Weighted average number of shares outstanding   4,343,262       4,343,262
                                                =========       =========


                 See Notes To Condensed Financial Statements



                              DIGITAL FUEL, INC.

                           STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (Unaudited)



                                                     2002            2001
                                                     ----            ----
Cash flows from operating activities:
   Net loss                                     $(106,619)      $(109,718)
                                                  -------         -------
   Adjustments to reconcile net loss
   to net cash used in operations:

   Change in operating liabilities:
      Increase (decrease) in accounts
         payable, related parties                 (12,751)          5,640
      Increase in accounts payable                    815           1,433
      Decrease in accrued salaries                                 (2,211)
      Increase in accrued interest                 18,605          16,875
      Increase in accrued interest,
         related parties                           81,016          80,054
                                                   ------          ------
   Total adjustments                               87,685         101,791
                                                   ------         -------
Net cash used in operating activities             (18,934)         (7,927)
                                                   ------           -----

Cash flows from financing activities:
   Proceeds from notes payable-related
      parties (Note 2)                             18,900             700
                                                   ------             ---
Net cash provided by financing activities          18,900             700
                                                   ------             ---
Increase (decrease) in cash                           (34)         (7,227)

Cash, beginning                                       171           7,316
                                                      ---           -----
Cash, ending                                         $137             $89



During the nine months ended September 30, 2002, $204.45 was paid for interest.



                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



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

    In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and nine-month periods ended September 30, 2002 and 2001 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

    On June 1, 2000, Deucalion held a Special Meeting of its stockholders to consider and vote upon the reincorporation, recapitalization, and merger of Deucalion with and into its wholly owned Delaware subsidiary, Digital Fuel, Inc., as described in the Schedule 14C Information Statement filed with the Securities and Exchange Commission on May 9, 2000 and incorporated herein by reference. The effect of the transaction approved at the Special Meeting included: changing the name of the Company from Deucalion Research, Inc. to Digital Fuel, Inc.; effecting a one-for-6,800 reverse stock split; reducing the authorized capital of the Company from 1,500,000,000 shares to 30,000,000 shares; increasing the par value of the Company's common stock from $.0001 to $.01 per share; and authorizing the Board of Directors to issue up to 10,000,000 shares of blank check preferred stock. All share and per share amounts in the accompanying financial statements reflect the reverse stock split.

    There has not been any change in the significant accounting policies of the Company for the periods presented.



                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



2.  Notes payable, related parties:

    Short-term:

        Farley Family Partnership, 9%, unsecured,
        due on demand                                            $200,000

        Multiple advance promissory note, Metz Trust,
        maximum borrowings of $150,000, 9%, unsecured,
        due on demand                                             128,775

        Multiple advance promissory note, Grant
        Papanikolas, maximum borrowings of $100,000,
        9%, unsecured, due on demand                               85,000

        Multiple advance promissory note, Michael R.
        Farley, maximum borrowings of $100,000, 9%,
        unsecured, due on demand                                   57,746

        Multiple advance promissory note, Farley &
        Associates, Inc., maximum borrowings of
        $800,000, 9%, unsecured, due on demand                    738,920
                                                                  -------
                                                               $1,210,441
                                                                =========

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

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



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

    Under the terms of the short-term notes, upon completion of the recapitalization, the Company issued to Torrance 50,000 shares at par value of the Company's post recapitalization common stock. Management believes that these shares have nominal market value based on various factors including the Company's financial position and the fact that there is no current market for the Company's stock. Additionally, Townsdin and Torrance had the option to convert, through December 31, 2000, all or part of any outstanding principal to post recapitalization Units at the rate of $1.00 per Unit. Each Unit is to consist of one share of common stock and one share of 8% preferred stock.

4.  Option to purchase shares of SiteScape:

    In February 2000, the Company exercised the remaining one-half of its SiteScape option shares and purchased 258,333 shares of Preferred Stock for $500,000. At the completion of the above-described transactions, the Company owned 516,667 shares of SiteScape, Inc.'s Series A Convertible Preferred Stock (the "Preferred Stock"), which represents approximately 20% of the voting stock of SiteScape.

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



                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



4.  Option to purchase shares of SiteScape (continued):

    The Preferred stock is also entitled to receive dividends, if and when declared by SiteScape's Board of Directors, at the cumulative rate of 8% per year compounded annually. Dividends are due only if declared by the Board of Directors and the tangible net worth of SiteScape exceeds $25 million. SiteScape is an Internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is a collaboration software, which provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations. SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, these circumstances had indicated that the Company should charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment. Therefore, during the three-month period ended June 30, 2000, the Company recorded a charge of $57,420 for research and development expenses and a charge of $203,580 for marketing and advertising expenses. Relating to the six months ended June 30, 2000, the Company recorded a charge of $94,050 for research and development expenses and a charge of $610,950 for marketing and advertising expenses. As of June 30, 2000, these charges reduced the carry value of the Company's investment to zero. During the nine months ended September 30, 2002, SiteScape has continued to operate at a loss.

5.  Stock Purchase Agreement:

    Per the terms of the Stock Purchase Agreement, certain liabilities of Deucalion were settled including $38,836 owed for legal fees and $93,412 owed for management service fees. These liabilities were settled through the issuance of common stock equal to 1/2% or 10,538 shares and 1% or 21,076 shares, respectively, after completion of the reincorporation, recapitalization and merger. Effective August 31, 1999, the Stock Purchase Agreement between the Company and Michael Farley and Forrest Metz was closed. Under the agreement, Farley and Metz purchased



                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



5.  Stock Purchase Agreement (continued):

    2,002,226 shares of common stock for $110,000. Effective August 31, 1999, the Company issued 147,766 shares in exchange for $100,000, and after the reincorporation, recapitalization and merger, the purchasers were issued 1,855,460 additional shares of the Company's common stock in exchange for the $10,000 in debt due to them.

6.  Extraordinary Income:

    From 1992 until July 1999 the Company was inactive. The current management embarked on settling certain outstanding payables that were on the books in 1999. During the three months ended March 31, 2000 and the three months ended September 30, 2000, the company settled accounts payable with a carrying value of $42,370 for $6,500, resulting in extraordinary income from the extinguishment of debt of $35,870. The Company's net tax loss carryforward was reduced by the $35,870 gain.

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



                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



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

Management's Discussion and Analysis and Plan of Operation.

Plan of Operation

As a result of the bankruptcy of M2Direct, Inc. and the elimination of the license agreements as discussed in this report under the heading "Licensed Software," management decided to change the focus of the business. Management will actively seek to acquire companies involved in the software development business and/or Internet business. Because of the difficulty in raising working capital, management believes there are a number of small companies seeking an opportunity to expand their ability to raise capital by becoming part of Digital Fuel. The Company plans to work with several investment banking firms that can help us actively seek companies that fit Digital Fuel's requirement.

Change in Control and Restructure of Deucalion

On July 29,1999 and effective August 31, 1999, the Stock Purchase Agreement between the Company and Michael R. Farley and Forrest L. Metz was closed. Effective August 31, 1999, we completed a transaction whereby we sold approximately 95% of our post transaction voting common stock (2,002,226 shares) for an aggregate purchase price of $110,000. Also, effective August 31, 1999, the former directors and officers of Deucalion resigned and the purchasers were elected as directors and officers of the Company. Pursuant to the terms of the transaction, the purchasers paid in August 1999, $100,000 of the purchase price in exchange for 147,766 shares of the Company's common stock. After the reincorporation, recapitalization, and merger, the purchasers were issued 1,855,460 additional shares of the Company's common stock in exchange for $10,000 in debt due to them, which resulted in the purchasers owning 95% of the Company.

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

SiteScape, Inc. Investment

Effective September 1, 1999, the new management completed an agreement with Farley & Associates, Inc., an Arizona corporation ("F & A"), wholly owned by Michael R. Farley who is also chief executive officer, a director and a majority shareholder of Digital Fuel, whereby Digital Fuel acquired from F & A an option to purchase 516,667 shares of Series A Preferred Stock of SiteScape, Inc. ("SiteScape"). Digital Fuel acquired this option in exchange for a $200,000 draw on a multiple advance promissory note extended to the Company by F & A of up to $800,000, bearing interest at 9% and due on demand (the "F & A Note"). The option to purchase the SiteScape preferred stock was originally agreed to through negotiations between F & A and SiteScape and allows F & A (or its designee) to purchase 516,667 shares of SiteScape preferred stock at an exercise price of $1.9354 per share. The $200,000 represents reimbursement of travel and other direct expenses incurred by F & A in connection with their negotiations with SiteScape and also a fee for F & A's services. The $200,000 was recorded as a general and administrative expense in the accompanying statement of operations.

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

Effective November 5, 1999, Digital Fuel exercised one-half of the SiteScape option shares and purchased 258,334 shares of preferred stock at a total cost
of $500,000.   Digital Fuel paid $100,000 cash directly to SiteScape, and applied the $400,000 SiteScape deposit described above. In February 2000, we exercised the remaining one-half of the SiteScape option shares and purchased 258,333 shares of preferred stock for $500,000. At that point, Digital Fuel owned approximately 20% of the voting stock of SiteScape.

On June 30, 2001, SiteScape issued to Digital Fuel options to purchase 103,338 shares of its common stock at $1.93 per share. Based on the SAIC investment described below, the common shares of SiteScape had a value substantially less than the option price.

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

The result of this effort was that the scope of this project was beyond the Company's technical and capital resources. Therefore, the Company charged off the entire advance of $25,245 as an expense in 1999. A Settlement Agreement was successfully negotiated providing the Company with a promissory note in the amount of $25,245, due and payable not later than December 1, 2000. However, the Settlement Agreement collapsed and the Company decided not to pursue any legal action on the advice of legal counsel.

Management's Discussion and Analysis for the nine months ended
September 30, 2002

Results of Operations

From September 1992 until July 1999, the Company had no operations and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through September 30, 2002, activities primarily consisted of bringing the Company's filings under the Securities and Exchange Act of 1934 current; closing the Asset Purchase Agreement; effecting a reverse stock split, name change and reincorporation into Delaware; seeking business opportunities in the software and Internet businesses specifically the M2Direct licensing agreements, the SiteScape investment and the Rainbow investment; and accounting for these transactions. During the nine months ended September 30, 2002, the Company incurred general and administrative expenses of $6,998 related to these activities.

SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, the Company did charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment, which reduced the investment to zero on its Balance Sheet. During the nine months ended September 30, 2002, SiteScape has continued to operate at a loss.

The Company incurred interest expense for the nine months ended September 30, 2002 of $99,621 in connection with the various loans as described in the notes to the financial statements. Through September 30, 2002, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $996,666 for certain investment transactions and the ongoing cash needs of the Company. Through September 30, 2002, an entity controlled by Mr. Metz has made loans to the Company totaling $128,775 for certain investment transactions and the ongoing cash needs of the Company.

Liquidity and Capital Resources

The independent auditors' report on the Company's financial statements as of December 31, 2001, and for each of the years in the two-year period ended December 31, 2001, includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. As of September 30, 2002, the Company had a working capital deficiency of $2,231,499.

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

        Because the principal stockholders of the Company controlled enough shares to approve the transaction, no other votes were solicited and there were no votes against the proposal, no votes withheld, no broker non-votes and no abstentions. The effect of the transaction approved at the Special Meeting included: changing the name of the Company from Deucalion Research, Inc. to Digital Fuel, Inc.; effecting a one-for-6,800 reverse stock split, reducing the authorized capital of the Company from 1,500,000,000 shares to 30,000,000 shares; increasing the par value of the Company's common stock from $.0001 to $.01 per share; and authorizing the Board of Directors to issue up to 10,000,000 shares of blank check preferred stock.

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit Description:

            15 Letter on unaudited interim financial information. (See Independent Accountants' Report included herein).

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


Date: November 13, 2002