Form 10KSB
period 2002-12-31
DIGITAL FUEL INC
filed 2003-03-28
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                  FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended:  December 31, 2002


                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          For the transition period from ____________ to ___________

                    Commission file number:  000-16534


                              DIGITAL FUEL, INC.
                              -----------------
                (Name of small business issued in its charter)


            Delaware                              45-0375367
            --------                              ----------
      (State or other jurisdiction of     (I.R.S. Employer I.D. Number)
      incorporation or organization)


             6601 E. Grant Road, Suite 101, Tucson, Arizona 85715
             ----------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                                (520) 886-5354
                                --------------
              (Registrant's telephone number, including area code)


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of March 26, 2003, 4,343,262 shares of Common Stock, par value $.01 per share, were outstanding.

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

Item 1. Description of Business.

     Note: Readers of this report should note that our business materially changed after August 31, 1999. Except as otherwise described in this report, the information in this report is given through December 31, 2002. As described in the Schedule 14F1 Information Statement, as filed with the Securities and Exchange Commission on July 17, 1999 and incorporated herein by reference, there was a change in control of Digital Fuel, Inc. Mr. Farley and the Metz Trust purchased a majority of the outstanding common stock and began the process of bringing the filings with the Securities and Exchange Commission current. Under the current management, headed by Mr. Farley, we have resumed business operations seeking opportunities primarily in the emerging software and Internet technology industries.

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

We will be dependent on contracts with other companies for promotion of our
---------------------------------------------------------------------------
products and reputation.
-----------------------

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

Risks Related to the Internet and the Internet Industry

We face significant competition from other providers of Internet products and
-----------------------------------------------------------------------------
computer software.
-----------------

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

Item 2.  Properties.

     The Company's offices are located at 6601 E. Grant Road, Suite 101, Tucson, Arizona 85715, which is leased by Farley & Associates, Inc. We have been charged $5,424 for this office space by Farley & Associates, Inc. for the twelve months ended December 2002.

Item 3.  Legal Proceedings.

     None

Item 4.  Submission of Matters to Vote of Securities Holders

     No matters were submitted to the Shareholders during 2002.


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

(b)  Holders

     The number of holders of record of common shares as of March 26, 2003 was approximately 1,125.

(c)  Dividends

     The Company has not paid a dividend with respect to its common stock and cannot be expected to pay a dividend on its common stock in the foreseeable future.

Item 6.  Management's Discussion and Analysis and Plan of Operation.

Management's Discussion and Analysis and Plan of Operation

Plan of Operation

     As a result of the bankruptcy of M2Direct, Inc. and the elimination of the license agreements as previously discussed in this report under the heading "Licensed Software," management decided to change the focus of the business. We will actively seek to acquire companies involved in the software development business and/or Internet business. Because of the difficulty in raising working capital, management believes there are a number of small companies seeking an opportunity to expand their ability to raise capital by becoming part of Digital Fuel.

     The Company will work with several investment banking firms that can
help us actively seek companies that fit Digital Fuel's requirement.   The
Company anticipates an increased need for working capital during 2003 as it continues to seek companies that are potential merger candidates with a requirement for additional capital. The Company is seeking additional working capital through debt and/or equity offerings.

Management's Discussion and Analysis for the twelve months ended
December 31, 2001

Results of Operations

     From September 1992 until July 1999, the Company had no operations and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through September 30, 2002, activities primarily consisted of bringing the Company's filings under the Securities and Exchange Act of 1934 current; closing the Asset Purchase Agreement; effecting a reverse stock split, name change and reincorporation into Delaware; seeking business opportunities in the software and Internet businesses specifically the M2Direct licensing agreements, the SiteScape investment and the Rainbow investment; and accounting for these transactions. During the twelve months ended December 31, 2002, the Company incurred general and administrative expenses of $8,667 related to these activities.

     SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, the Company did charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment, which reduced the investment to zero on its Balance Sheet. During the twelve months ended December 31, 2002, SiteScape has continued to operate at a loss.

     The Company incurred interest expense for the twelve months ended December 31, 2002 of $133,100 in connection with the various loans as described in the notes to the financial statements. Through December 31, 2002, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $996,666 for certain investment transactions and the ongoing cash needs of the Company. Through December 31, 2002, an entity controlled by Mr. Metz has made loans to the Company totaling $129,525 for certain investment transactions and the ongoing cash needs of the Company.

Liquidity and Capital Resources

     The independent auditors' report on the Company's financial statements as of December 31, 2002, and for each of the years in the two-year period ended December 31, 2002, includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2002, the Company had a working capital deficiency of $2,266,647.

Item 7.  Financial Statements.

     The financial statements for the Company as of December 31, 2002, and for each of the years in the two-year period ended December 31, 2002, are included as pages to this report on Form 10-KSB. As the Company meets the definition of an "inactive registrant" under Rule 3-11 of Regulation S-X for the years ending December 31, 1992 through December 31, 1998, only the financial statements for the years ending December 31, 1999 through December 31, 2002 have been audited:

     Independent Auditors' Report
     Balance Sheet - December 31, 2002
     Statements of Operations - For the Years Ended December 31,
          2001 and 2002
     Statements of Shareholders' Equity (Deficit) - For the Years Ended
          December 31, 2001 and 2002
     Statements of Cash Flows - For the Years Ended December 31,
          2001 and 2002
     Notes to Financial Statements

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Directors and Executive Officers

     At the present time, there are three officers and two directors of the Company, as follows:

           Name                 Age       Position(s)
      ---------------           ---       ------------

      Forrest L. Metz            57       President, Chairman of the Board,
                                          Treasurer, Secretary and Director
                                          since August 1999.

      Michael R. Farley          59       Chief Executive Officer and
                                          Director since August 1999.

      Grant S. Papanikolas       55       Chief Operating Officer since
                                          August 1999.


     The Company does not have any nominating committee or audit committee or other committees performing similar functions. The officers of the Company and the members of its audit committee are elected by and serve at the pleasure of the Board of Directors.

     The Company did not hold a shareholders' meeting during the fiscal years ended December 31, 1992, 1993, 1994, 1995, 1996, 1997, 1998 and 1999. The
Company did hold a shareholders' meeting during the fiscal year ended December 31, 2000 for the purpose of merging the Company with Digital Fuel. The Company did not hold a shareholders' meeting during the fiscal years ended December 31, 2001 and 2002.

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

     (5) Been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission (the "Commission") to have violated any federal or state securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; or

     (6) Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

(a)  Compensation Under Plans.

     The Company has no stock option plan, stock bonus plan, other compensatory plan or arrangement, or employee benefit plan for employees, consultants, officers, or directors.

(b)	Other Compensation.

No compensation was paid or distributed to any officer or director of the Company for services rendered to the Company during the period from December 31, 1989 through December 31, 1998. Compensation under $100,000 was paid to Messrs. Farley and Papanikolas during the period from September 1999 through December 31, 1999. Compensation under $100,000 was paid to Messrs. Farley and Papanikolas during the period from January 2000 through February 29, 2000. No compensation was paid or distributed to any officer or director of the Company for services rendered to the Company during the years ended December 31, 2001 and 2002.

(c)  Compensation of Directors.

     The Company does not pay its directors for their services in that capacity; however, officers and directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with the business of the Company. Currently, the Company does not pay any directors a fee for attendance at board meetings.

     The Company has no other arrangements pursuant to which any director of the Company was compensated for services as a director. However, Mr. Farley received compensation under $100,000 as an officer of the Company from January 2000 through February 29, 2000.

(d)  Termination of Employment and Change in Control.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

(a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth information as of December 31, 2002, regarding the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock, by the directors of the Company and by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of common stock. The table does not include information regarding shares of common stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of the Company's common stock.

                                           Number of Shares     Percent of
      Name and Address                    Owned Beneficially      Class
      ----------------                    ------------------      -----
      Michael R. Farley                       1,101,113            25.4%
      Forrest L. Metz*                        1,101,113            25.4%
      Grant S. Papanikolas                    1,185,000            27.3%
      Officers and Directors as a Group       3,387,226            78.1%

      * Includes shares placed in the Metz Trust, of which Mr. Metz is the Trustee, for the benefit of D. Kim Metz, Forrest L. Metz, Jr. and Jenifer K. Metz

Item 12.  Certain Relationships and Related Transactions.

Advance Notes
-------------

     On September 1, 1999, F&A extended a multiple advance promissory note to the Company for up to a maximum aggregate principle amount of $800,000, bearing interest at 9% and due on demand (the "F&A Note"). On October 28, 1999, the Metz Trust extended a multiple advance promissory note with identical terms to the F&A Note (the "Metz Trust Note") (The F&A Note and the Metz Note are referred to collectively at the "Advance Notes") for up to $150,000. The Metz Trust is controlled by Forrest Metz who is also an officer, director and majority stockholder of the Company. F& A is wholly owned by Michael R. Farley who is also an officer, director and majority stockholder of the Company. Under the Advance Notes, F&A and the Metz Trust will each receive 100,000 shares of the post recapitalization common stock of the Company. Management believes that these shares have a nominal market value based on various factors including the Company's financial position and the fact that there is no current market for the Company's common stock. In addition, through December 31, 2000 each of the holders of the Advance Notes had the option to convert all or part of any outstanding principal to post recapitalization Units at the rate of $1.00 per Unit. Each Unit would have consisted of one share of the Company's common stock and one share of the Company's 8% preferred stock (which has not yet been authorized) (the "8% Preferred Stock"). The Company also had the right to require the holders of the Advance Notes to convert the outstanding principal of the notes to Units if the Company sold 4,000,000 shares of the 8% Preferred Stock before December 31, 2000.

Other Loans
-----------

     On September 30, 1999, the Farley Family Partnership extended the Company $200,000 in return for a promissory note of $200,000, bearing interest at 9% and payable on demand. The Farley Family Partnership is controlled by Michael R. Farley. The $200,000 was advanced for immediate cash needs of the Company.

     In 1999, Digital Fuel entered into four software license agreements in exchange for initial fees of $250,000. The licenses relate to an "electronic envelope" technology used for the secure distribution and selling of goods and services via the Internet. The technology was developed by and the licensor was M2DIRECT, Inc. The Company obtained the license agreements from the original parties who negotiated the terms with M2DIRECT, Inc. Two of these parties are entities controlled by the majority shareholders and management of Digital Fuel. The other two parties are unrelated entities. The initial fees and the continuing license fees to be paid by Digital Fuel are equivalent to the fees negotiated between M2DIRECT, Inc. and each of the parties. The initial fees of $250,000 are included in general and administrative expense. Of the total, $40,000 was financed through long-term notes payable ($30,000 due to related parties) which bear interest at 8%, are unsecured, and are due October 2001; $5,000 was financed through the F&A Note; and the remaining balance of $205,000 ($145,000 due to related parties) has been accrued and was due through June 2000.

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

(10.1)            Stock Purchase Agreement Between the Company and Michael R.
                  Farley and Forrest L. Metz, dated April 20, 1999, incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the period ended
                  December 31, 1998.

3(i) Certificate of Incorporation, incorporated by reference to Exhibit A of the Schedule 14C Information Statement filed on May 9, 2000

Number                           Description
------                           -----------

2 Agreement and Plan of Merger dated June 16, 2000 between Digital Fuel, Inc. and Deucalion Research, Inc., incorporated by reference to Exhibit 2 of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000.

3(ii)             Bylaws of Digital Fuel, Inc., incorporated by reference to
                  Exhibit 3(ii) of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000.

(b)  Reports on Form 8-K

Date                                            Item Numbers
----                                            ------------

August 31, 1999, as filed September 10, 1999          1

February 20, 2001, as filed March 1, 2001             4

                              DIGITAL FUEL, INC.



                    YEARS ENDED DECEMBER 31, 2002 AND 2001


                                   CONTENTS
                                   --------

                                                              Page

Independent auditors' report                                    1

Financial statements:

Balance sheet                                                   2

Statements of operations                                        3

Statements of shareholders' equity deficiency                   4

Statements of cash flows                                        5

Notes to financial statements                                6-14

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


Board of Directors
Digital Fuel, Inc.

We have audited the accompanying balance sheet of Digital Fuel, Inc. as of December 31, 2002, and the related statements of operations, shareholders' equity deficiency and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Fuel, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with generally accepted accounting principles.

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

WATSON & WATSON, C.P.A.

March 24, 2003
Tempe, Arizona

                              DIGITAL FUEL, INC.

                                BALANCE SHEET

                              December 31, 2002


                                 ASSETS

Current assets:
   Cash                                                          $109
                                                                  ---
Total current assets                                              109
                                                                  ---
Investments (Note 4):
   Preferred Stock, SiteScape                                     -0-
                                                                  ---
Total Assets                                                     $109
                                                                  ===

               LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                             $1,211,191
      Other (Note3)                                           250,000

   Accounts payable:
      Related parties                                          54,257
      Other                                                   175,722
   Accrued management fees                                    256,666
   Accrued interest expense, related parties (Note 2)         318,920
                                                              -------
Total current liabilities                                   2,266,756
                                                            ---------
Shareholders' equity deficiency:
   Preferred stock, $.01 par value;
      authorized 10,000,000 shares;
      issued -0- shares
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued 4,343,262 shares                                  43,433
   Capital in excess of par value                           2,370,312
   Accumulated deficit                                     (4,680,392)
                                                            ---------
Total shareholders' equity deficiency                      (2,266,647)
                                                            ---------
Total Liabilities and Shareholders' Equity Deficiency            $109
                                                                  ===

                      See Notes to Financial Statements

                              DIGITAL FUEL, INC.

                           STATEMENTS OF OPERATIONS

                    YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                   2002          2001
                                                   ----          ----

Expenses:
   General and administrative                     8,667        14,370
                                                 ------        ------

Operating loss                                   (8,667)      (14,370)
                                                 ------        ------
Interest expense:
   Related parties (Note 2)                     108,428       107,021
   Other (Note 3)                                24,672        22,500
                                                -------       -------
Total interest expense                          133,100       129,521
                                                -------       -------

Net Loss                                      $(141,767)    $(143,891)
                                                =======       =======

Basic and diluted loss per common share         $(.03)        $(.03)
                                                  ===           ===

Weighted average number of shares outstanding 4,343,262     4,343,262
                                              =========     =========


                      See Notes To Financial Statements

                                    DIGITAL FUEL, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY

                          YEARS ENDED DECEMBER 31, 2002 AND 2001


                                      Common stock       Capital in                    Treasury stock
                                -----------------------    excess      Accumulated    -----------------
                                Shares          Amount     of par        deficit      Shares       Amount       Total
                                ------          ------    ---------     ---------     ------       ------       -----

Balances, January 1, 2001    4,343,262        $43,433    $2,370,312   $(4,394,734)                          $(1,980,989)

Net loss                                                                 (143,892)                             (143,892)

Balances, December 31, 2001  4,343,262        $43,433    $2,370,312   $(4,538,626)                          $(2,124,881)

Net loss                                                                 (141,766)                             (141,766)

Balances, December 31, 2002  4,343,262        $43,433    $2,370,312   $(4,680,392)                          $(2,266,647)
                             =========         ======     =========     ==========                            =========

                              DIGITAL FUEL, INC.
                           STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                        2002          2001
                                                        ----          ----

Cash flows from operating activities:
   Net loss                                        $(141,767)    $(143,891)
                                                     -------       -------

Change in operating liabilities:
   Increase in accounts payable, related parties     (11,395)        6,995
   Increase in accounts payable                       25,023        22,966
   Increase in accrued salaries                                     (2,212)
   Increase in accrued interest, related parties     108,428       105,721
                                                     -------       -------

Total adjustments                                    122,056       133,470
                                                     -------       -------

Net cash used in operating activities                (19,711)      (10,421)
                                                     -------       -------

Cash flows from financing activities:
   Proceeds from notes payable-related
   parties (Note 2)                                   19,650         3,275
                                                     -------       -------

Net cash provided by financing activities             19,650         3,275
                                                     -------       -------

Increase (decrease) in cash                              (61)       (7,146)

Cash, beginning                                          170         7,316
                                                         ---         -----

Cash, ending                                             109           170
                                                         ===           ===


During the twelve months ended December 31, 2002, $647.03 was paid for interest.

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2002 AND 2001


1.  Summary of significant accounting policies and business of the Company:

    Business of the Company:

    Deucalion Research, Inc. (prior name of the Company) was organized on May 3, 1983, and at December 31, 2002, the Company is engaged primarily in providing capital, management and marketing resources for early stage technology companies and concepts. The Company had no significant operations from 1992 through August 1999.

    Cash and cash equivalents:

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2002, the Company held no cash equivalents.

    Research and development:

    Research and development costs are expensed as incurred. During 2002, the Company incurred $0 of research and development expenses related to its investments.

    Marketing and advertising:

    Marketing and advertising costs are expensed as incurred. During 2002, the Company incurred $0 of marketing and advertising expenses related to its investments.

    Comprehensive income:

    Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income establishes requirements for disclosures of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translations adjustments, among others. For the years ended December 31, 2002 and 2001, the Company did not have any components of comprehensive income to report.

                              DIGITAL FUEL, INC.

                    YEARS ENDED DECEMBER 31, 2002 AND 2001


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

    Net loss per share of common stock:

    Basic loss per share is computed by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted loss per share in 2002 and 2001.

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

                    YEARS ENDED DECEMBER 31, 2002 AND 2001


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

    There has not been any change in the significant accounting policies of the Company for the periods presented.

2.  Notes payable, related parties:

    Short-term:

       Farley Family Partnership, 9%, unsecured, due on demand    $   200,000

       Multiple advance promissory note, Metz Trust, maximum
       borrowings of $150,000, 9%, unsecured, due on demand           129,525

       Multiple advance promissory note, Grant Papanikolas,
       Maximum borrowings of $100,000, 9%, unsecured, due on
       demand                                                          85,000

       Multiple advance promissory note, Michael R. Farley,
       maximum borrowings of $100,000, 9%, unsecured, due on
       demand                                                          57,746

       Multiple advance promissory note Farley & Associates,
       Inc., maximum borrowings of $800,000, 9%, unsecured,
       due on demand                                                  738,920
                                                                    ---------
                                                                  $ 1,211,191
                                                                    =========

                              DIGITAL FUEL, INC.

                    YEARS ENDED DECEMBER 31, 2002 AND 2001


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
                                                                  ------
                                                                $250,000
                                                                 =======

                              DIGITAL FUEL, INC.

                    YEARS ENDED DECEMBER 31, 2002 AND 2001


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

                    YEARS ENDED DECEMBER 31, 2002 AND 2001


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

                    YEARS ENDED DECEMBER 31, 2002 AND 2001


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

6.  Extraordinary Income:

    From 1992 until July 1999 the Company was inactive. The current management embarked on settling certain outstanding payables that have been on the books from 1992 to present. During the three months ended March 31, 2000 and the three months ended September 30, 2000, the company settled accounts payable with a carrying value of $42,370 for $6,500, resulting in extraordinary income from the extinguishment of debt of $35,870. The Company's net tax loss carryforward was reduced by the $35,870 gain.

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

                              DIGITAL FUEL, INC.

                    YEARS ENDED DECEMBER 31, 2002 AND 2001


7.  Going concern:

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses in 2002 and 2001 and has a working capital deficiency of $2,206,647 and a shareholders' equity deficiency of $2,266,647 at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Management's plans in regard to these matters include:

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

8.  Accrued salaries:

    For the year ending December 31, 2002, $0 of salary has been accrued for Mr. Farley and $0 of salary has been accrued for Mr. Papanikolas.

                              DIGITAL FUEL, INC.

                    YEARS ENDED DECEMBER 31, 2002 AND 2001


9.  Income taxes:

    At December 31, 2002, the Company had net operating loss carryforwards of approximately $4,115,000 which are available to offset future taxable income, if any, through 2021. Based on statutory rates, the Company's expected tax benefit arising from the net operating loss carryforward would be approximately $1,399,000. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In addition, the Company's net operating loss carryforwards may be subject to annual limitations which could reduce or defer the utilization of the losses due to the Company's ownership changes that occurred in 1999.

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

11. Office lease:

    The Company subleases office space, on a month-to-month basis, from F&A. During 2002, total rent expense was $5,424.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DIGITAL FUEL, INC.



Date: March 26, 2003                      By: /s/ Michael R. Farley
                                              ---------------------
                                              Michael R. Farley,
                                              Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signatures                        Title                  Date
      ------------                      -------                ------


 /s/ Forrest L. Metz                    Director            March 26, 2003
-----------------------
Forrest L. Metz, Chairman,
President, Chief Financial
Officer and Director


 /s/ Michael R. Farley                  Director            March 26, 2003
-----------------------
Michael R. Farley, Chief
Executive Officer and Director