Form 10QSB
period 2003-03-31
DIGITAL FUEL INC
filed 2003-05-13
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2003

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

                         Yes  [ X ]         No  [   ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of May 9, 2003.

                              DIGITAL FUEL, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS




                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Digital Fuel, Inc.

We have reviewed the accompanying condensed balance sheet of Digital Fuel, Inc. as of March 31, 2003, and the related condensed statements of operations and statement of cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

WATSON & WATSON CPAs, P.C.

Tempe, Arizona
May 8, 2003

                              DIGITAL FUEL, INC.
                            CONDENSED BALANCE SHEET
                                MARCH 31, 2003
                                 (Unaudited)

                                   ASSETS

Current assets:
   Cash                                                          $119
                                                                  ---
   Total current assets                                           119
                                                                  ---
Investments (Note 4):
   Preferred Stock, SiteScape                                     -0-
                                                                  ---
Total Assets                                                     $119
                                                                  ===

              LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                             $1,216,941
      Other (Note 3)                                          250,000

   Accounts payable:
      Related parties                                          51,113
      Other                                                   180,739
   Accrued management fees (Note 7)                           256,667
   Accrued interest expense, related parties (Note 2)         345,941
                                                              -------
   Total current liabilities                                2,301,401
                                                            ---------

Shareholders' equity deficiency:
   Preferred stock, $.01 par value;
      authorized 10,000,000 shares;
      issued -0- shares
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued 4,343,262 shares                                  43,433
   Capital in excess of par value                           2,370,312
   Accumulated deficit                                     (4,715,027)

   Total shareholders' equity deficiency                   (2,301,282)
                                                            ---------

Total Liabilities and Shareholders' Equity Deficiency            $119
                                                                  ===

                  See Notes to Condensed Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (Unaudited)

                                                    2003             2002
                                                    ----             ----

Expenses:
   General and administrative                    $  1,561          $ 2,076
                                                    -----            -----
Operating loss                                     (1,561)          (2,076)
                                                    -----            -----
Interest expense:
   Related parties (Note 2)                        27,022           26,608
   Other (Note 3)                                   6,051            5,625
                                                    -----            -----
   Total interest expense                          33,073           32,233
                                                   ------           ------
Net loss                                         $(34,634)        $(34,309)
                                                   ======           ======

Basic and diluted loss per common share:             $*               $*


Weighted average number of shares outstanding   4,343,262        4,343,262


*less than $.01 per share



                  See Notes To Condensed Financial Statements

                              DIGITAL FUEL, INC.

                           STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (Unaudited)

                                                          2003         2002
                                                          ----         ----

Cash flows from operating activities:
   Net loss                                            $(34,634)    $(34,309)
                                                         ------       ------
   Adjustments to reconcile net loss
   to net cash used in operations:

   Change in operating liabilities:
      Decrease in accounts payable, related parties      (3,144)      (5,544)
      Decrease in accounts payable                       (1,035)        (492)
      Increase in accrued interest                        6,051        5,625
      Increase in accrued interest, related parties      27,022       26,608
                                                         ------       ------
   Total adjustments                                     28,894       26,197
                                                         ------       ------
Net cash used in operating activities                    (5,740)      (8,112)
                                                          -----        -----

Cash flows from financing activities:
   Proceeds from notes payable-related parties (Note 2)   5,750        8,000
                                                          -----        -----
Net cash provided by financing activities                 5,750        8,000
                                                          -----        -----

Increase (decrease) in cash                                  10         (112)

Cash, beginning                                             109          171
                                                            ---          ---
Cash, ending                                               $119          $59
                                                           ====          ===


During the three months ended March 31, 2003, $426.78 was paid for interest.

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002


1.  Basis of presentation:

    The financial statements of Digital Fuel, Inc. (The "Company") included in this Form 10-QSB have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

    In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2003 and 2002 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002


2.  Notes payable, related parties:

    Short-term:

       Farley Family Partnership, 9%, unsecured,
       due on demand                                           $  200,000

       Multiple advance promissory note, Metz Trust,
       maximum borrowings of $150,000, 9%, unsecured,
       due on demand                                              134,775

       Multiple advance promissory note, Grant Papanikolas,
       maximum borrowings of $100,000, 9%, unsecured,
       due on demand                                               85,000

       Multiple advance promissory note, Michael R. Farley,
       maximum borrowings of $100,000, 9%, unsecured,
       due on demand                                               58,246

       Multiple advance promissory note Farley &
       Associates, Inc., maximum borrowings of $800,000,
       9%, unsecured, due on demand                               738,920
                                                                  -------
                                                               $1,216,941
                                                                =========

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002


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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002


4.  Option to purchase shares of SiteScape (continued):

    The Preferred stock is also entitled to receive dividends, if and when declared by SiteScape's Board of Directors, at the cumulative rate of 8% per year compounded annually. Dividends are due only if declared by the Board of Directors and the tangible net worth of SiteScape exceeds $25 million. SiteScape is an Internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is a collaboration software, which provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations. SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, these circumstances had indicated that the Company should charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment. Therefore, during the three-month period ended June 30, 2000, the Company recorded a charge of $57,420 for research and development expenses and a charge of $203,580 for marketing and advertising expenses. Relating to the six months ended June 30, 2000, the Company recorded a charge of $94,050 for research and development expenses and a charge of $610,950 for marketing and advertising expenses. As of June 30, 2000, these charges reduced the carry value of the Company's investment to zero. During the three months ending March 31, 2003, SiteScape has continued to operate at a loss.

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002


6.  Extraordinary Income:

    From 1992 until July 1999 the Company was inactive. The current management has embarked on settling certain outstanding payables that were on the books in 1999. During the three months ended March 31, 2000 and the three months ended September 30, 2000, the company settled accounts payable with a carrying value of $42,370 for $6,500, resulting in extraordinary income from the extinguishment of debt of $35,870. The Company's net tax loss carryforward was reduced by this $35,870 gain.

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

8.  Income taxes:

    At December 31, 2002, the Company had net operating loss carryforwards of approximately $4,115,000, which is available to offset future taxable income, if any, through 2021. Based on statutory rates, the Company's expected tax benefit arising from the net operating loss carryforward is approximately $1,399,000. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In addition, the Company's net operating loss carryforwards may be subject to annual limitations which could reduce or defer the utilization of the losses due to the Company's ownership changes that occurred in 1999.

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


Management's Discussion and Analysis for the three months ended
March 31, 2003

Results of Operations

From September 1992 until July 1999, the Company had no operations, and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through March 31, 2003, activities primarily consisted of bringing the Company's filings under the Securities and Exchange Act of 1934 current; closing the Asset Purchase Agreement; effecting a reverse stock split, name change and reincorporation into Delaware; seeking business opportunities in the software and Internet businesses specifically the M2Direct licensing agreements and the SiteScape investment; and accounting for these transactions. During the three months ended March 31, 2003, the Company incurred general and administrative expenses of $1,561 related to these activities.

SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, the Company charged a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment, which reduced the investment to zero on its Balance Sheet. During the three months ended March 31, 2003, SiteScape continued to operate at a loss.

The Company incurred interest expense for the three months ended March 31, 2003 of $33,073 in connection with the various loans as described in the notes to the financial statements. Through March 31, 2003, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $997,166 for certain investment transactions and the ongoing cash needs of the Company. Through March 31, 2003, an entity controlled by Mr. Metz has made loans to the Company totaling $134,775 for certain investment transactions and the ongoing cash needs of the Company.

Liquidity and Capital Resources

The independent auditors' report on the Company's financial statements as of December 31, 2002, and for each of the years in the two-year period ended December 31, 2002, includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. As of March 31, 2003, the Company had a working capital deficiency of $2,301,282.

The Company anticipates an increased need for working capital during 2003 as it continues to seek companies that are potential merger candidates that have a requirement for additional capital. The Company is seeking additional working capital through debt and/or equity offerings, which will be used for the above-described purposes.


PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
        None

Item 2. CHANGES IN SECURITIES
        None

Item 3. DEFAULTS UPON SENIOR SECURITIES
        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

Item 5. OTHER INFORMATION
        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit Description:

            15 Letter on unaudited interim financial information. (See Independent Accountants' Report included herein.)

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



Date:  May 9, 2003