Form 10QSB
period 2003-06-30
DIGITAL FUEL INC
filed 2003-08-15
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2003

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

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

                         Yes  [ X ]         No  [   ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of August 13, 2003.

                              DIGITAL FUEL, INC.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS




                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Digital Fuel, Inc.

We have reviewed the accompanying condensed balance sheet of Digital Fuel, Inc. as of June 30, 2003, and the related condensed statements of operations and statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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

WATSON & WATSON CPAs, P.C.

Tempe, Arizona
August 7, 2003

                              DIGITAL FUEL, INC.
                            CONDENSED BALANCE SHEET
                                 JUNE 30, 2003
                                  (Unaudited)


                                    ASSETS

Current assets:
   Cash                                                           $90
                                                                   --
Total current assets                                               90
                                                                   --
Investments (Note 4):
   Preferred Stock, SiteScape                                     -0-
                                                                  ---
Total Assets                                                      $90
                                                                  ===


               LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                             $1,220,441
      Other (Note 3)                                          250,000

   Accounts payable:
      Related parties                                          49,468
      Other                                                   187,594

   Accrued management fees (Note 7)                           256,667
   Accrued interest expense, related parties (Note 2)         373,303
                                                              -------
   Total current liabilities                                2,337,473
                                                            ---------
Shareholders' equity deficiency:
   Preferred stock, $.01 par value;
      authorized 10,000,000 shares;
      issued -0- shares
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued 4,343,262 shares                                  43,433
   Capital in excess of par value                           2,370,312
   Accumulated deficit                                     (4,751,128)

   Total shareholders' equity deficiency                   (2,337,383)
                                                            ---------

Total Liabilities and Shareholders' Equity Deficiency             $90
                                                                  ===

                      See Notes to Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (Unaudited)


                                                    2003             2002
                                                    ----             ----

Expenses:
   General and administrative                       2,690            2,106
                                                    -----            -----
Operating loss                                     (2,690)          (2,106)
                                                    -----            -----
Interest expense:
   Related parties (Note 2)                        27,361           27,034
   Other (Note 3)                                   6,050            5,625
                                                   ------           ------
   Total interest expense                          33,411           32,659
                                                   ------           ------

Net loss                                         $(36,101)        $(34,765)
                                                   ======           ======

Basic and diluted loss per common share              $*               $*


Weighted average number of shares outstanding   4,343,262        4,343,262
                                                =========        =========

*less than $.01 per share



                      See Notes To Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                    SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (Unaudited)


                                                    2003             2002
                                                    ----             ----

Expenses:
   General and administrative                       4,251            4,182
                                                    -----            -----
Operating loss                                     (4,251)          (4,182)

Interest expense:
   Related parties (Note 2)                        54,383           53,643
   Other (Note 3)                                  12,102           11,250
                                                   ------           ------
   Total interest expense                          66,485           64,893
                                                   ------           ------

Net loss                                         $(70,736)        $(69,075)
                                                   ======           ======

Basic and diluted loss per common share            $(.02)           $(.02)
                                                     ===              ===

Weighted average number of shares outstanding   4,343,262        4,343,262



                      See Notes To Financial Statements

                              DIGITAL FUEL, INC.

                           STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (Unaudited)


                                                          2003         2002
                                                          ----         ----
Cash flows from operating activities:
   Net loss                                            $(70,736)    $(69,075)
                                                         ------       ------
   Adjustments to reconcile net loss
   to net cash used in operations:

   Change in operating liabilities:
      Decrease in accounts payable, related parties      (4,788)      (9,108)
      Increase (decrease) in accounts payable              (230)         149
      Increase in accrued interest                       12,102       11,250
      Increase in accrued interest, related parties      54,383       53,643
                                                         ------       ------
      Total adjustments                                  61,467       55,934
                                                         ------       ------
Net cash used in operating activities                    (9,269)     (13,141)
                                                         ------       ------

Cash flows from financing activities:
   Proceeds from notes payable-related parties (Note 2)   9,250       13,000
                                                         ------       ------
Net cash provided by financing activities                 9,250       13,000
                                                         ------       ------

Decrease in cash                                            (19)        (141)

Cash, beginning                                             109          171
                                                            ---          ---

Cash, ending                                                $90          $30
                                                            ===          ===


During the six months ended June 30, 2003, $712.42 was paid for interest.

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2003 AND 2002


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

    In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the six-month periods ended June 30, 2003 and 2002 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2003 AND 2002


2.  Notes payable, related parties:

    Short-term:

       Farley Family Partnership, 9%, unsecured,
       due on demand                                             $200,000

       Multiple advance promissory note, Metz Trust,
       maximum borrowings of $150,000, 9%, unsecured,
       due on demand                                              138,275

       Multiple advance promissory note, Grant Papanikolas,
       maximum borrowings of $100,000, 9%, unsecured,
       due on demand                                               85,000

       Multiple advance promissory note, Michael R. Farley,
       maximum borrowings of $100,000, 9%, unsecured,
       due on demand                                               58,246

       Multiple advance promissory note Farley &
       Associates, Inc., maximum borrowings of $800,000,
       9%, unsecured, due on demand                               738,920
                                                                  -------
                                                               $1,220,441
                                                                =========

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2003 AND 2002


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

    Under the terms of the short-term notes, upon completion of the recapitalization, the Company issued to Townsdin 200,000 shares and Torrance 50,000 shares at par value of the Company's post recapitalization common stock. Management believes that these shares have nominal market value based on various factors including the Company's financial position and the fact that there is no current market for the Company's stock. Additionally, Townsdin and Torrance had the option to convert through December 31, 2000, all or part of any outstanding principal to post recapitalization Units at the rate of $1.00 per Unit. Each Unit consists of one share of common stock and one share of 8% preferred stock.

4.  Option to purchase shares of SiteScape:

    In February 2000, the Company exercised the remaining one-half of its SiteScape option shares and purchased 258,333 shares of Preferred Stock for $500,000. At completion of the above-described transactions, the Company owned 516,667 shares of SiteScape, Inc.'s Series A Convertible Preferred Stock (the "Preferred Stock"), which represents approximately 20% of the voting stock of SiteScape.

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

                    SIX MONTHS ENDED JUNE 30, 2003 AND 2002


4.  Option to purchase shares of SiteScape (continued):

    The Preferred stock is also entitled to receive dividends, if and when declared by SiteScape's Board of Directors, at the cumulative rate of 8% per year compounded annually. Dividends are due only if declared by the Board of Directors and the tangible net worth of SiteScape exceeds $25 million. SiteScape is an Internet-based start-up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is a collaboration software, which provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations. SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, these circumstances indicated that the Company should charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment. Therefore, during the three-month period ended June 30, 2000, the Company recorded a charge of $57,420 for research and development expenses and a charge of $203,580 for marketing and advertising expenses. During the six months ended June 30, 2000, the Company recorded a charge of $94,050 for research and development expenses and a charge of $610,950 for marketing and advertising expenses. As of June 30, 2000, these charges reduced the carry value of the Company's investment to zero. During the six months ended June 30, 2003, SiteScape has continued to operate at a loss.

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

                    SIX MONTHS ENDED JUNE 30, 2003 AND 2002


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

8.  Income taxes:

    At December 31, 2002, the Company had a net operating loss carryforward of approximately $4,115,000, which is available to offset future taxable income, if any, through 2021. Based on statutory rates, the Company's expected tax benefit arising from the net operating loss carryforward is approximately $1,399,000. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In addition, the Company's net operating loss carryforwards may be subject to annual limitations which could reduce or defer the utilization of the losses due to the Company's ownership changes that occurred in 1999.

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

SiteScape is an Internet-based start-up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is collaboration software that provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations.

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

In addition, both the Series B and Series A preferred stock shall also be entitled to receive dividends if and when declared by SiteScape's Board of Directors at the cumulative rate of 8% per year compounded annually. Dividends are due only if the tangible net worth of SiteScape exceeds $25 million and if declared by the Board of Directors of SiteScape. As of December 31, 2002 no dividends have been declared by SiteScape. The Series A dividends are junior to the Series B dividends but senior to the common stock dividends.


Management's Discussion and Analysis for the six months ended June 30, 2003

Results of Operations

From September 1992 until July 1999, the Company had no operations and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through June 30, 2003, activities primarily consisted of bringing the Company's filings under the Securities and Exchange Act of 1934 current; closing the Asset Purchase Agreement; effecting a reverse stock split, name change and reincorporation into Delaware; seeking business opportunities in the software and Internet businesses, specifically the M2Direct licensing agreements and the SiteScape investment; and accounting for these transactions. During the six months ended June 30, 2003, the Company incurred general and administrative expenses of $4,251 related to these activities.

SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, the Company charged a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment, which reduced the investment to zero on its Balance Sheet. During the six months ended June 30, 2003, SiteScape continued to operate at a loss.

The Company incurred interest expense for the six months ended June 30, 2003 of approximately $66,485 in connection with the various loans as described in the notes to the financial statements. Through June 30, 2003, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $997,166 for certain investment transactions and the ongoing cash needs of the Company. Through June 30, 2003, an entity controlled by Mr. Metz has made loans to the Company totaling $138,275 for certain investment transactions and the ongoing cash needs of the Company.

Liquidity and Capital Resources

The independent auditors' report on the Company's financial statements as of December 31, 2002, and for each of the years in the two-year period ended December 31, 2002, includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. As of June 30, 2003, the Company had a working capital deficiency of $2,337,383.

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


Date: August 13, 2003