Form 10KSB
period 2003-12-31
DIGITAL FUEL INC
filed 2004-03-26
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                  FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2003


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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

          Yes [ X ]   No [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB:  [   ]

     State issuer's revenue for its most recent fiscal year:  $0

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): Since the Common Stock of the Company is not currently traded and there is no market for the Company's Common Stock, the aggregate market value of the voting stock held by non-affiliates is nominal.

Note: If determining whether a person is an affiliate will involve an unreasonable effort or expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 26, 2004, 4,343,262 shares of Common Stock, par value $.01 per share, were outstanding.

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

Item 1. Description of Business.

     Note: Readers of this report should note that our business materially changed after August 31, 1999. Except as otherwise described in this report, the information in this report is given through December 31, 2003. As described in the Schedule 14F1 Information Statement, as filed with the Securities and Exchange Commission on July 17, 1999 and incorporated herein by reference, there was a change in control of Digital Fuel, Inc. Mr. Farley and the Metz Trust purchased a majority of the outstanding Common Stock and began the process of bringing the filings with the Securities and Exchange Commission current. Under the current management, headed by Mr. Farley, we have resumed business operations seeking opportunities primarily in the emerging software and Internet technology industries.

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

(b)  Narrative Description of Business

Current Status

     The Company will seek business opportunities in the software development and/or Internet businesses. Management does not plan to voluntarily deliver an annual report to security holders this year.

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

     SiteScape is an Internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is collaboration software that provides ways to communicate, share resources and collaborate with groups of people within a company or across organizations.

     Prior to September 1999, F&A provided $400,000 to SiteScape as a deposit on the option to purchase the Preferred Stock. On September 1, 1999, Digital Fuel acquired F&A's rights to this deposit in exchange for a $400,000 draw on the F&A Note.

     Effective November 5, 1999, Digital Fuel exercised one-half of the SiteScape option shares and purchased 258,334 shares of Preferred Stock at a total cost of $500,000. Digital Fuel paid $100,000 cash directly to SiteScape and applied the $400,000 SiteScape deposit described above. In February 2000, we exercised the remaining one-half of the SiteScape option shares and purchased 258,333 shares of Preferred Stock for $500,000. At that point, Digital Fuel owned approximately 20% of the voting stock of SiteScape.

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

     In addition, both the Series A and Series B Preferred Stock shall also be entitled to receive dividends if and when declared by SiteScape's Board of Directors at the cumulative rate of 8% per year compounded annually. Dividends are due only if the tangible net worth of SiteScape exceeds $25 million and if declared by the Board of Directors of SiteScape. As of December 31, 2003, no dividends have been declared by SiteScape. The Series A dividends are junior to the Series B dividends, but senior to the Common Stock dividends.

Risks Related to Our New Business Ventures

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

We will be dependent on contracts with other companies for promotion of our
---------------------------------------------------------------------------
products and reputation.
-----------------------

     We plan to enter into agreements and informal relationships with other software and computer companies under which the companies will use our products. We believe these arrangements are important to the promotion of our products and the public recognition of the company under the new "Digital Fuel" name. These arrangements typically are not exclusive and may be terminable upon little or no notice. Termination or alteration of these agreements could have any of the following effects on us:

     -  limit or eliminate the market for our products
     -  reduce revenues
     -  lower cash flows
     -  limit or eliminate public recognition of the "Digital Fuel" name
     -  impair liquidity

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

Employees

     Our founders are Michael R. Farley and Forrest L. Metz. Mr. Farley serves as Chief Executive Officer and Mr. Metz serves as President of the Company. The Executive Committee is composed of the Chief Executive Officer, President and Chief Operating Officer, Grant S. Papanikolas. The total staff size of the Company is four persons.

Item 2. Properties.

     The Company's offices are located at 6601 E. Grant Road, Suite 101, Tucson, Arizona 85715, which is leased by Farley & Associates, Inc. We have been charged $5,424 for office space by Farley & Associates, Inc. for the twelve months ended December 31, 2003.

Item 3. Legal Proceedings.

     None

Item 4. Submission of Matters to Vote of Securities Holders

     No matters were submitted to the Shareholders during 2003.

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

(b)  Holders

     The number of holders of record of common shares as of March 26, 2004 was approximately 1,125.

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

Management's Discussion and Analysis for the twelve months ended
December 31, 2003

Results of Operations

     From September 1992 until July 1999, the Company had no operations and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through December 31, 2003, activities primarily consisted of bringing the Company's filings under the Securities and Exchange Act of 1934 current; closing the Asset Purchase Agreement; effecting a reverse stock split, name change and reincorporation into Delaware; seeking business opportunities in the software development and Internet businesses; and accounting for these transactions. During the twelve months ended December 31, 2003, the Company incurred general and administrative expenses of $15,414 related to these activities.

     SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, the Company did charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment, which reduced the investment to zero on its Balance Sheet. During the twelve months ended December 31, 2003, SiteScape continued to operate at a loss.

     The Company incurred interest expense for the twelve months ended December 31, 2003 of $134,133 in connection with the various loans as described in the notes to the financial statements. Through December 31, 2003, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $997,870 for certain investment transactions and the ongoing cash needs of the Company. Through December 31, 2003, an entity controlled by Mr. Metz has made loans to the Company totaling $150,525 for certain investment transactions and the ongoing cash needs of the Company.

Liquidity and Capital Resources

     The independent auditors' report on the Company's financial statements as of December 31, 2003, and for each of the years in the two-year period ended December 31, 2003, includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2003, the Company had a working capital deficiency of $2,416,194.

     The Company anticipates an increased need for working capital during 2004 as it continues to seek companies that are potential merger candidates that have a requirement for additional capital. The Company is seeking additional working capital through debt and/or equity offerings, which will be used for the above-described purposes.

Item 7. Financial Statements.

     The financial statements for the Company as of December 31, 2003, and for each of the years in the two-year period ended December 31, 2003, are included as pages to this report on Form 10-KSB. As the Company met the definition of an "inactive registrant" under Rule 3-11 of Regulation S-X for the years ended December 31, 1992 through December 31, 1998, only the financial statements for the years ended December 31, 1999 through December 31, 2003 have been audited:

     Independent Auditors' Report
     Balance Sheet - December 31, 2003
     Statements of Operations - For the Years Ended December 31, 2003
          and 2002
     Statements of Shareholders' Equity (Deficit) - For the Years Ended
          December 31, 2003 and 2002
     Statements of Cash Flows - For the Years Ended December 31, 2003
          and 2002
     Notes to Financial Statements

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Directors and Executive Officers

     At the present time, there are three officers and two directors of the Company, as follows:

           Name                 Age       Position(s)
      ---------------           ---       -----------

      Forrest L. Metz            58       President, Chairman of the Board,
                                          Treasurer, Secretary and Director
                                          since August 1999.

      Michael R. Farley          60       Chief Executive Officer and
                                          Director since August 1999.

      Grant S. Papanikolas       56       Chief Operating Officer
                                          since August 1999.


     The Company does not have any nominating committee or audit committee or other committees performing similar functions. The officers of the Company and the members of its audit committee are elected by and serve at the pleasure of the Board of Directors.

     The Company did not hold shareholders' meetings during the fiscal years ended December 31, 1992, 1993, 1994, 1995, 1996, 1997, 1998 and 1999. The
Company did hold a shareholders' meeting during the fiscal year ended December 31, 2000 for the purpose of merging the Company with Digital Fuel. The Company did not hold shareholders' meetings during the fiscal years ended December 31, 2001 through 2003.

     The following is a brief summary of the business experience of the directors and executive officers of the Company:

Michael R. Farley
-----------------

     Mr. Farley is the current President of Farley and Associates, Inc., a company involved in the business of providing financing and strategic business plans for small and medium sized companies. From 1994 until 1996, Mr. Farley served as Chairman of the Board and CEO of Green Turf, International, Inc., a company involved in the golf course maintenance business. From 1988 to 1994, Mr. Farley was a member of the Board of Directors of Mid-Atlantic Paging Company, Inc. and New Era Communications, Inc. Both of these affiliated companies were involved in the communications industry and specialized in paging. From 1988 to 1994, Mr. Farley was also the managing General Partner of the Richmond/Tidewater System, which was also involved in the communications industry and specialized in paging. In 1988, Mr. Farley served as Director of Communications for George Bush for President at the Republican National Convention. From 1985 to 1988 Mr. Farley served as Director, Chief Financial Officer and Vice President for Celutel, Inc., a company specializing in the development of cellular telephone systems.

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

Forrest L. Metz
---------------

     From 1974 until the present, Mr. Metz has served as Chairman of the Board and CEO of Urban Engineering, Inc., a planning, engineering and surveying consulting firm. Mr. Metz is also Chairman of the Board and CEO of Metz, LLC, a holding company involved in investing in communications, software and manufacturing industries. From 1988 to 1993, Mr. Metz served as President and a Director of Celutel, Inc., a company that specialized in the development of cellular telephone systems. Celutel, Inc. was sold to a regional telephone company in 1993.

     Mr. Metz is also a Board Member of the following community organizations: United Way of Greater Tucson, Boys and Girls Club of Tucson, Educational Enrichment Foundation, Mountain Oyster Club, Los Charros Del Desierto and the Pima County Fair Horse Racing Commission. Mr. Metz also served as a board member of the Arizona Mexico Commission, University of Arizona Extra Point Club, University of Arizona Foundation Presidents' Club and the Southwestern Fair Commission.

     Mr. Metz received his Bachelor of Science Degree from the University of Arizona and took graduate level courses in Planning and Engineering there as well. Mr. Metz is a member of the Urban Land Institute, American Planning Association and Society of Military Engineers.

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

     (3) Been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities:

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

          (ii) Engaging in any type of business practice; or

          (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws.

     (4) Been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

     (5) Been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission (the "Commission") to have violated any federal or state securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended or vacated; or

     (6) Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

Item 10. Executive Compensation.

(a)  Compensation Under Plans.

     The Company has no stock option plan, stock bonus plan, other compensatory plan or arrangement, or employee benefit plan for employees, consultants, officers or directors.

(b)  Other Compensation.

     No compensation was paid or distributed to any officer or director of the Company for services rendered to the Company during the period from December 31, 1989 through December 31, 1998. Compensation under $100,000 was paid to Messrs. Farley and Papanikolas during the period from September 1999 through December 31, 1999. Compensation under $100,000 was paid to Messrs. Farley and Papanikolas during the period from January 2000 through February 29, 2000. No compensation was paid or distributed to any officer or director of the Company for services rendered to the Company during the years ended December 31, 2001 through 2003.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth information as of December 31, 2003, regarding the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock, by the directors of the Company and by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of the Company's Common Stock.

                                           Number of Shares     Percent of
      Name and Address                    Owned Beneficially      Class
      ----------------                    ------------------      -----
      Michael R. Farley                       1,101,113            25.4%
      Forrest L. Metz *                       1,101,113            25.4%
      Grant S. Papanikolas                    1,185,000            27.3%
      Officers and Directors as a Group       3,387,226            78.1%

      * Includes shares placed in the Metz Trust, of which Mr. Metz is the Trustee, for the benefit of D. Kim Metz, Forrest L. Metz, Jr. and Jenifer K. Metz

Item 12. Certain Relationships and Related Transactions.

Advance Notes

     On September 1, 1999, F&A extended a multiple advance promissory note to the Company for up to a maximum aggregate principle amount of $800,000, bearing interest at 9% and due on demand (the "F&A Note"). On October 28, 1999, the Metz Trust extended a multiple advance promissory note with identical terms to the F&A Note (the "Metz Trust Note") (The F&A Note and the Metz Note are referred to collectively at the "Advance Notes") for up to $150,000. The Metz Trust is controlled by Forrest Metz who is also an officer, director and majority stockholder of the Company. F&A is wholly owned by Michael R. Farley who is also an officer, director and majority stockholder of the Company. Under the Advance Notes, F&A and the Metz Trust will each receive 100,000 shares of the post recapitalization Common Stock of the Company. Management believes that these shares have a nominal market value based on various factors including the Company's financial position and the fact that there is no current market for the Company's Common Stock. In addition, through December 31, 2000 each of the holders of the Advance Notes had the option to convert all or part of any outstanding principal to post recapitalization Units at the rate of $1.00 per Unit. Each Unit would have consisted of one share of the Company's Common Stock and one share of the Company's 8% Preferred Stock (which has not yet been authorized) (the "8% Preferred Stock"). The Company also had the right to require the holders of the Advance Notes to convert the outstanding principal of the notes to Units if the Company sold 4,000,000 shares of the 8% Preferred Stock before December 31, 2000.

Other Loans

     On September 30, 1999, the Farley Family Partnership extended the Company $200,000 in return for a promissory note of $200,000, bearing interest at 9% and payable on demand. The Farley Family Partnership is controlled by Michael R. Farley. The $200,000 was advanced for immediate cash needs of the Company.

     In 1999, Digital Fuel entered into four software license agreements in exchange for initial fees of $250,000. The licenses relate to an "electronic envelope" technology used for the secure distribution and selling of goods and services via the Internet. The technology was developed by and the licensor was M2DIRECT, Inc. The Company obtained the license agreements from the original parties who negotiated the terms with M2DIRECT, Inc. Two of these parties are entities controlled by the majority shareholders and management of Digital Fuel. The other two parties are unrelated entities. The initial fees and the continuing license fees to be paid by Digital Fuel are equivalent to the fees negotiated between M2DIRECT, Inc. and each of the parties. The initial fees of $250,000 are included in general and administrative expense. Of the total, $40,000 was financed through long-term notes payable ($30,000 due to related parties) which bear interest at 8%, are unsecured and are due October 2001; $5,000 was financed through the F&A Note; and the remaining balance of $205,000 ($145,000 due to related parties) has been accrued and was due through June 2000.

Repayment of debts to NJ&A and Former Legal Counsel

     The Company was in debt to NJ&A, Inc., formerly know as "Norman Jessen and Associates, Inc.," a company owned and operated by former Chief Executive Officer Jon Geyerman, in the amount of $93,411.94. After the proposed shareholders meeting, recapitalization, and the additional purchase of shares by Mr. Farley and the Metz Trust, the Company settled this debt by issuing 1% of its outstanding securities. The Company was also in debt to

Friedlob Sanderson Paulson & Tourtillott, LLC ("FSPT"), in the amount of $38,835.74. After the shareholders meeting, recapitalization and the additional purchase of shares by Mr. Farley and the Metz Trust, the Company settled this debt by issuing 1/2 of 1% of its outstanding securities to FRSPT. FRSPT is also legal counsel to Messrs. Farley and Metz. FRSPT will receive payment for the legal services to Messrs. Farley and Metz based upon the normal hourly rates of the persons providing legal services.

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



                    YEARS ENDED DECEMBER 31, 2003 AND 2002


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

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


Board of Directors
Digital Fuel, Inc.

We have audited the accompanying balance sheet of Digital Fuel, Inc. as of December 31, 2003 and the related statements of operations, shareholders' equity deficiency and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Fuel, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7, the Company has suffered recurring losses and has a working capital deficit and a shareholders' equity deficiency which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WATSON & WATSON, C.P.A.

March 24, 2004
Tempe, Arizona

                              DIGITAL FUEL, INC.

                                BALANCE SHEET

                              December 31, 2003


                                    ASSETS

Current assets:
   Cash                                                            $118
                                                                    ---
Total current assets                                                118
                                                                    ---
Investments (Note 4):
   Preferred Stock, SiteScape                                       -0-
                                                                    ---
Total Assets                                                       $118
                                                                    ===


                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                               $1,233,395
      Other (Note3)                                             250,000

   Accounts payable:
      Related parties                                            49,456
      Other                                                     197,934
   Accrued management fees                                      256,666
   Accrued interest expense, related parties (Note 2)           428,861
                                                              ---------
Total current liabilities                                     2,416,312
                                                              ---------
Shareholders' equity deficiency:
   Preferred stock, $.01 par value;
      authorized 10,000,000 shares;
      issued -0- shares
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued 4,343,262 shares                                    43,433
   Capital in excess of par value                             2,370,312
   Accumulated deficit                                       (4,829,939)
                                                              ---------
Total shareholders' equity deficiency                        (2,416,194)
                                                              ---------
Total Liabilities and Shareholders' Equity Deficiency              $118
                                                                    ===

                       See Notes to Financial Statements

                              DIGITAL FUEL, INC.

                           STATEMENTS OF OPERATIONS

                    YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                     2003          2002
                                                     ----          ----

Expenses:
   General and administrative                      15,414         8,667
                                                   ------        ------

Operating loss                                    (15,414)       (8,667)

Interest expense:
   Related parties (Note 2)                       109,941       108,428
   Other (Note 3)                                  24,192        24,672
                                                   ------        ------
Total interest expense                            134,133       133,100
                                                  -------       -------

Net Loss                                        $(149,547)    $(141,767)
                                                  =======       =======

Basic and diluted loss per common share           $(.03)        $(.03)
                                                    ===           ===

Weighted average number of shares outstanding   4,343,262     4,343,262
                                                =========     =========


                       See Notes To Financial Statements

                                    DIGITAL FUEL, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY

                          YEARS ENDED DECEMBER 31, 2003 AND 2002

                                      Common stock       Capital in                    Treasury stock
                                -----------------------    excess      Accumulated    -----------------
                                Shares          Amount     of par        deficit      Shares       Amount       Total
                                ------          ------    ---------     ---------     ------       ------       -----

Balances, January 1, 2002    4,343,262        $43,433    $2,370,312   $(4,538,626)                          $(2,124,881)

Net loss                                                                 (141,766)                             (141,766)

Balances, December 31, 2002  4,343,262        $43,433    $2,370,312   $(4,680,392)                          $(2,266,647)

Net loss                                                                 (149,547)                             (149,547)

Balances, December 31, 2003  4,343,262        $43,433    $2,370,312   $(4,829,939)                          $(2,416,194)
                             =========         ======     =========     =========                             =========

                              DIGITAL FUEL, INC.

                           STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                        2003          2002
                                                        ----          ----

Cash flows from operating activities:
   Net loss                                        $(149,547)    $(141,767)
                                                     -------       -------

Change in operating liabilities:
   Decrease in accounts payable, related parties      (4,801)      (11,395)
   Increase in accounts payable                       22,212        25,023
   Increase in accrued interest, related parties     109,941       108,428
                                                     -------       -------

Total adjustments                                    127,352       122,056
                                                     -------       -------

Net cash used in operating activities                (22,195)      (19,711)
                                                     -------       -------

Cash flows from financing activities:
   Proceeds from notes payable-related
      parties (Note 2)                                22,204        19,650
                                                      ------        ------

Net cash provided by financing activities             22,204        19,650
                                                      ------        ------

Increase (decrease) in cash                                9           (61)

Cash, beginning                                          109           170
                                                         ---           ---
Cash, ending                                             118           109
                                                         ===           ===


During the twelve months ended December 31, 2003, $1,691.65 was paid for interest.

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2003 AND 2002


1.  Summary of Significant Accounting Policies and Business of the Company:

    Business of the Company:

    Deucalion Research, Inc. (prior name of the Company) was organized on May 3, 1983, and at December 31, 2003, the Company is engaged primarily in providing capital, management and marketing resources for early stage technology companies and concepts. The Company had no significant operations from 1992 through August 1999.

    Cash and Cash Equivalents:

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2003, the Company held no cash equivalents.

    Research and Development:

    Research and development costs are expensed as incurred. During 2003, the Company incurred $0 of research and development expenses related to its investments.

    Marketing and Advertising:

    Marketing and advertising costs are expensed as incurred. During 2003, the Company incurred $0 of marketing and advertising expenses related to its investments.

    Comprehensive Income:

    Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income establishes requirements for disclosures of comprehensive income, which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translations adjustments, among others. For the years ended December 31, 2003 and 2002, the Company did not have any components of comprehensive income to report.

                              DIGITAL FUEL, INC.

                    YEARS ENDED DECEMBER 31, 2003 AND 2002


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

    Net Loss per Share of Common Stock:

    Basic loss per share is computed by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential Common Stock instruments which would result in diluted loss per share in 2003 and 2002.

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

<PAGE
                              DIGITAL FUEL, INC.

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    YEARS ENDED DECEMBER 31, 2003 AND 2002


1. Summary of Significant Accounting Policies and Business of the Company (continued):

    During the quarter ended June 30, 2000, Deucalion held a Special Meeting of its stockholders to consider and vote upon the reincorporation, recapitalization and merger of Deucalion with and into its wholly owned Delaware subsidiary, Digital Fuel, Inc., as described in the Schedule 14C Information Statement filed with the Securities and Exchange Commission on May 9, 2000 and incorporated herein by reference. The effect of the transaction approved at the Special Meeting included: changing the name of the Company from Deucalion Research, Inc. to Digital Fuel, Inc.; effecting a one-for-6,800 reverse stock split; reducing the authorized capital of the Company from 1,500,000,000 shares to 30,000,000 shares; increasing the par value of the Company's Common Stock from $.0001 to $.01 per share; and authorizing the Board of Directors to issue up to 10,000,000 shares of blank check Preferred Stock. All share and per share amounts in the accompanying financial statements reflect the reverse stock split.

    There has not been any change in the significant accounting policies of the Company for the periods presented.

2.  Notes Payable, Related Parties:

    Short-Term:

       Farley Family Partnership, 9%, unsecured, due on demand    $   200,000

       Multiple advance promissory note, Metz Trust, maximum
       borrowings of $150,000, 9%, unsecured, due on demand           150,525

       Multiple advance promissory note, Grant Papanikolas,
       maximum borrowings of $100,000, 9%, unsecured, due on
       demand                                                          85,000

       Multiple advance promissory note, Michael R. Farley,
       maximum borrowings of $100,000, 9%, unsecured, due on
       demand                                                          58,950

       Multiple advance promissory note, Farley & Associates,
       Inc., maximum borrowings of $800,000, 9%, unsecured,
       due on demand                                                  738,920
                                                                    ---------
                                                                   $1,233,395
                                                                    =========

                              DIGITAL FUEL, INC.

                    YEARS ENDED DECEMBER 31, 2003 AND 2002


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
                                                         -------
                                                        $250,000
                                                         =======

    The short-term notes were entered into during the three months ended March 31, 2000 and provided the Company with working capital.

    Under the terms of the short-term notes, upon completion of the recapitalization, the Company issued to Townsdin 200,000 shares and Torrance 50,000 shares at par value of the Company's post recapitalization Common Stock. Management believes that these shares have nominal market value based on various factors including the Company's financial position and the fact that there is no current market for the

                              DIGITAL FUEL, INC.

                    YEARS ENDED DECEMBER 31, 2003 AND 2002


3.  Notes Payable, Other (continued):

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

    The Preferred stock is also entitled to receive dividends, if and when declared by SiteScape's board of directors, at the cumulative rate of 8% per year compounded annually. Dividends are due only if declared by the board of directors and the tangible net worth of SiteScape exceeds
    $25 million. SiteScape is an Internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is a collaboration software, which provides ways to communicate, share resources and collaborate with groups of people within a company or across organizations. SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base.

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

                              DIGITAL FUEL, INC.

                    YEARS ENDED DECEMBER 31, 2003 AND 2002


4.  Option to Purchase Shares of SiteScape (continued):

    the carrying value of its investment. Therefore, during the three-month period, June 30, 2000, the Company recorded a charge of $57,420 for research and development expenses and a charge of $203,580 for marketing and advertising expenses. During the six months ended June 30, 2000, the Company recorded a charge of $94,050 for research and development expenses and a charge of $610,950 for marketing and advertising expenses. As of June 30, 2000, these charges reduced the carry value of the Company's investment to zero. During the twelve months ended December 31, 2003, SiteScape has continued to operate at a loss.

5.  Stock Purchase Agreement:

    Per the terms of the Stock Purchase Agreement, certain liabilities of Deucalion were settled including $38,836 owed for legal fees and $93,412 owed for management service fees. These liabilities were settled through the issuance of Common Stock equal to 1/2% or 10,538 shares and 1% or 21,076 shares, respectively, after completion of the reincorporation, recapitalization and merger. Effective August 31, 1999, the Stock Purchase Agreement between the Company and Michael Farley and Forrest Metz was closed. Under the agreement, Farley and Metz purchased 2,002,226 shares of Common Stock for $110,000. Effective August 31, 1999, the Company issued 147,766 shares in exchange for $100,000 and after the reincorporation, recapitalization and merger, the purchasers were issued 1,855,460 additional shares of the Company's Common Stock in exchange for the $10,000 in debt due to them.

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

    In December 2000, the Company entered into an agreement with the original license holders from whom we purchased the license agreements in late 1999. Because the Company was unable to successfully use this technology, the licenses were returned to the original owners and the $45,000 financed by the original owners was forgiven. In addition, the $205,000

                              DIGITAL FUEL, INC.

                    YEARS ENDED DECEMBER 31, 2003 AND 2002


6.  Extraordinary Income (continued):

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

7.  Going Concern:

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses in 2003 and 2002, and has a working capital deficiency of $2,416,194 and a shareholders' equity deficiency of $2,416,194 at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Management's plans in regard to these matters include:

    a. Continued financing of certain operating transactions through the use of related party debt (Note 2).

    b. Seeking additional working capital through debt and/or equity offerings, which will be used to further market and develop its licensing agreements and/or other potential investments opportunities.

8.  Income Taxes:

    At December 31, 2003, the Company had a net operating loss carryforward of approximately $4,265,000 which is available to offset future taxable income, if any, through 2021. Based on statutory rates, the Company's expected tax benefit arising from the net operating loss carryforward would be approximately $1,450,000. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In addition, the Company's net operating loss carryforward may be subject to annual limitations which could reduce or defer the utilization of the losses due to the Company's ownership changes that occurred in 1999.

                              DIGITAL FUEL, INC.

                    YEARS ENDED DECEMBER 31, 2003 AND 2002


9.  Fair Value of Financial Instruments:

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

10. Office Lease:

    The Company subleases office space, on a month-to-month basis, from F&A. During 2003, total rent expense was $5,424.

                                  SIGNATURES
                                  ----------


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DIGITAL FUEL, INC.



Date: March 26, 2004                      By: /s/ Michael R. Farley
                                              ---------------------
                                              Michael R. Farley,
                                              Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signatures                        Title                  Date
      ------------                      -------                ------


 /s/ Forrest L. Metz                    Director            March 26, 2004
-----------------------
Forrest L. Metz, Chairman,
President, Chief Financial
Officer and Director


 /s/ Michael R. Farley                  Director            March 26, 2004
-----------------------
Michael R. Farley, Chief
Executive Officer and Director