Form 10QSB
period 2004-09-30
DIGITAL FUEL INC
filed 2004-11-12
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2004

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

                          Yes  [ X ]         No  [   ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of November 11, 2004.

                              DIGITAL FUEL, INC.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS




                        INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Digital Fuel, Inc.

We have reviewed the accompanying condensed balance sheet of Digital Fuel, Inc. as of September 30, 2004, and the related condensed statements of operations and statement of cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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

WATSON & WATSON CPAs, PC

Tempe, Arizona
November 10, 2004

                              DIGITAL FUEL, INC.
                            CONDENSED BALANCE SHEET
                              SEPTEMBER 30, 2004
                                 (Unaudited)

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
                                                                    ===

                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                               $1,249,745
      Other (Note 3)                                            250,000

   Accounts payable:
      Related parties                                            43,024
      Other                                                     215,723

   Accrued management fees (Note 7)                             256,667

   Accrued interest expense, related parties (Note 2)           512,663
                                                                -------
Total current liabilities                                     2,527,822
                                                              ---------

Shareholders' equity deficiency:
   Preferred stock, $.01 par value;
      authorized 10,000,000 shares;
      issued -0- shares
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued 4,343,262 shares                                    43,433
   Capital in excess of par value                             2,370,312
   Accumulated deficit                                       (4,941,449)
                                                              ---------
Total shareholders' equity deficiency                        (2,527,704)
                                                              ---------
Total Liabilities and Shareholders' Equity Deficiency              $118
                                                                    ===

                       See Notes to Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (Unaudited)


                                                      2004           2003
                                                      ----           ----

Expenses:
   General and administrative                      $  4,253       $  1,698
                                                      -----          -----
Operating loss                                       (4,253)        (1,698)
                                                      -----          -----
Interest expense:
   Related parties (Note 2)                          28,213         27,716
   Other (Note 3)                                     6,021          6,048
                                                      -----          -----
   Total interest expense                            34,234         33,764
                                                     ------         ------
Net loss                                           $(38,487)      $(35,462)
                                                     ======         ======


Basic and diluted loss per common share:               $*             $*


Weighted average number of shares outstanding     4,343,262      4,343,262
                                                  =========      =========


*less than $.01 per share



                       See Notes To Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (Unaudited)


                                                      2004           2003
                                                      ----           ----

Expenses:
   General and administrative                     $   9,633      $   5,949
                                                      -----          -----
Operating loss                                       (9,633)        (5,949)
                                                      -----          -----
Interest expense:
   Related parties (Note 2)                          83,802         82,099
   Other (Note 3)                                    18,074         18,150
                                                     ------         ------
   Total interest expense                           101,876        100,249
                                                    -------        -------
Net loss                                          $(111,509)     $(106,198)
                                                    =======        =======


Basic and diluted loss per common share             $(.03)         $(.02)


Weighted average number of shares outstanding     4,343,262      4,343,262
                                                  =========      =========



                       See Notes To Financial Statements

                              DIGITAL FUEL, INC.

                           STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (Unaudited)


                                                         2004         2003
                                                         ----         ----

Cash flows from operating activities:
   Net loss                                           $(111,509)   $(106,198)
                                                        -------      -------
   Adjustments to reconcile net loss
   to net cash used in operations:

   Change in operating liabilities:
      Decrease in accounts payable, related parties      (6,432)      (9,432)
      Decrease in accounts payable                         (285)      (1,230)
      Increase in accrued interest                       18,074       18,150
      Increase in accrued interest, related parties      83,802       82,099
                                                         ------       ------
   Total adjustments                                     95,159       89,587
                                                         ------       ------
Net cash used in operating activities                   (16,350)     (16,611)
                                                         ------       ------
Cash flows from financing activities:
   Proceeds from notes payable-related parties (Note 2)  16,350       16,554
                                                         ------       ------
Net cash provided by financing activities                16,350       16,554
                                                         ------       ------
Decrease in cash                                              0          (57)

Cash, beginning                                             118          109
                                                            ---          ---
Cash, ending                                               $118          $52
                                                            ===          ===


During the nine months ended September 30, 2004, $1,199.37 was paid in interest.

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


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

    In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and nine-month periods ended September 30, 2004 and 2003 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


2.  Notes payable, related parties:

    Short-term:

       Farley Family Partnership, 9%, unsecured,
       due on demand                                           $  200,000

       Multiple advance promissory note, Metz Trust,
       maximum borrowings of $150,000, 9%, unsecured,
       due on demand                                              166,275

       Multiple advance promissory note, Grant Papanikolas,
       maximum borrowings of $100,000, 9%, unsecured,
       due on demand                                               85,000

       Multiple advance promissory note, Michael R. Farley,
       maximum borrowings of $100,000, 9%, unsecured,
       due on demand                                               59,550

       Multiple advance promissory note, Farley &
       Associates, Inc., maximum borrowings of $800,000,
       9%, unsecured, due on demand                               738,920
                                                                  -------
                                                               $1,249,745
                                                                =========

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

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


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

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


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

    During the nine months ended September 30, 2004, SiteScape continued to operate at a loss.

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

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


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


Management's Discussion and Analysis for the nine months ended
September 30, 2004

Results of Operations

From September 1992 until July 1999, the Company had no operations and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through September 30, 2004, activities primarily consisted of bringing the Company's filings under the Securities and Exchange Act of 1934 current; closing the Asset Purchase Agreement; effecting a reverse stock split, name change and reincorporation into Delaware; seeking business opportunities in the software and Internet businesses specifically the M2Direct licensing agreements and the SiteScape investment; and accounting for these transactions. During the nine months ended September 30, 2004, the Company incurred general and administrative expenses of $9,633 related to these activities.

SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, the Company did charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment, which reduced the investment to zero on its Balance Sheet. During the nine months ended September 30, 2004, SiteScape continued to operate at a loss.

The Company incurred interest expense for the nine months ended September 30, 2004 of $101,876 in connection with the various loans as described in the notes to the financial statements. Through September 30, 2004, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $998,470 for certain investment transactions and the ongoing cash needs of the Company. Through September 30, 2004, an entity controlled by Mr. Metz has made loans to the Company totaling $166,275 for certain investment transactions and the ongoing cash needs of the Company.

Liquidity and Capital Resources

The independent auditors' report on the Company's financial statements as of December 31, 2003, and for each of the years in the two-year period ended December 31, 2003, includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern. As of September 30, 2004, the Company had a working capital deficiency of $2,527,704.

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



Date:  November 12, 2004