Form 10KSB/A
period 2003-12-31
DIGITAL FUEL INC
filed 2005-03-10
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                  FORM 10-KSB
(Mark One)

[ X ] AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2003

       ****THIS REPORT IS AMENDED TO REFLECT THAT THE FINANCIAL STATEMENTS HAVE NOT BEEN AUDITED****


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

Item 7. Financial Statements.

     The financial statements for the Company as of December 31, 2003, and for each of the years in the two-year period ended December 31, 2003, are included as pages to this report on Form 10-KSB. The financial statements as of December 31, 2003 have not been audited.

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

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


Board of Directors
Digital Fuel, Inc.

We have audited the accompanying balance sheet of Digital Fuel, Inc. as of December 31, 2002 and the related statements of operations, shareholders' equity deficiency and cash flows for the year ended December 31, 2002. However, we have not audited the accompanying balance sheet of Digital Fuel, Inc. as of December 31, 2003 and the related statements of operations, shareholders' equity deficiency and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits for the year ended December 31, 2002 in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Fuel, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with generally accepted accounting principles.

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

March 14, 2005
Tempe, Arizona

                              DIGITAL FUEL, INC.

                                BALANCE SHEET

                              December 31, 2003


                                    ASSETS

Current assets:                                                 (UNAUDITED)
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
                                                =========     =========


                       See Notes To Financial Statements

                                    DIGITAL FUEL, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY

                          YEARS ENDED DECEMBER 31, 2003 AND 2002

                                      Common stock       Capital in                    Treasury stock
                                -----------------------    excess      Accumulated    -----------------
                                Shares          Amount     of par        deficit      Shares       Amount       Total
                                ------          ------    ---------     ---------     ------       ------       -----

Balances, January 1, 2002    4,343,262        $43,433    $2,370,312   $(4,538,626)                          $(2,124,881)

Net loss                                                                 (141,766)                             (141,766)

Balances, December 31, 2002  4,343,262        $43,433    $2,370,312   $(4,680,392)                          $(2,266,647)

(UNAUDITED)
Net loss                                                                 (149,547)                             (149,547)

(UNAUDITED)
Balances, December 31, 2003  4,343,262        $43,433    $2,370,312   $(4,829,939)                          $(2,416,194)
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