Form 10QSB/A
period 2004-03-31
DIGITAL FUEL INC
filed 2005-03-10
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

           [ X ] AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2004

                 ****THIS REPORT IS AMENDED TO REFLECT THAT THE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED****

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

                              DIGITAL FUEL, INC.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS




                         MANAGEMENT STATEMENT REGARDING
                              FINANCIAL STATEMENTS


The accompanying balance sheet of Digital Fuel, Inc. as of March 31, 2004 and the related statements of operations and statements of cash flows for the quarter ended March 31, 2004 have not been reviewed.

Management is searching for an auditor who is registered with the Public Company Accounting Oversight Board as required by Section 102 of the Sarbanes-Oxley Act of 2002.

                              DIGITAL FUEL, INC.
                            CONDENSED BALANCE SHEET
                                MARCH 31, 2004
                                (Not Reviewed)


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
                                                                  ===

                       See Notes to Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                (Not Reviewed)


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

*less than $.01 per share



                       See Notes To Financial Statements

                              DIGITAL FUEL, INC.

                           STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                (Not Reviewed)


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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2004 AND 2003


1.  Basis of presentation:

    The financial statements of Digital Fuel, Inc. (the "Company") included in this Form 10-QSB have not been reviewed. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company's Amended Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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



Date: March 10, 2005