Form 10QSB/A
period 2004-09-30
DIGITAL FUEL INC
filed 2005-03-10
CIK 820295

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


The accompanying balance sheet of Digital Fuel, Inc. as of September 30, 2004 and the related statements of operations and statements of cash flows for the quarter ended September 30, 2004 have not been reviewed.

Management is searching for an auditor who is registered with the Public Company Accounting Oversight Board as required by Section 102 of the Sarbanes-Oxley Act of 2002.

                              DIGITAL FUEL, INC.
                            CONDENSED BALANCE SHEET
                              SEPTEMBER 30, 2004
                                (Not Reviewed)

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

                THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
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

                 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
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

                 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
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



Date:  March 19, 2005