Form 10QSB
period 2005-03-31
DIGITAL FUEL INC
filed 2005-05-13
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2005

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

                         Yes  [ X ]         No  [   ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of May 10, 2005.

                              DIGITAL FUEL, INC.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS




                         MANAGEMENT STATEMENT REGARDING
                              FINANCIAL STATEMENTS


The accompanying balance sheet of Digital Fuel, Inc. as of March 31, 2005 and the related statements of operations and statements of cash flows for the three-month period then ended have not been reviewed.

Management is searching for an auditor who is registered with the Public Company Accounting Oversight Board as required by Section 102 of the Sarbanes-Oxley Act of 2002.

                              DIGITAL FUEL, INC.
                            CONDENSED BALANCE SHEET
                                MARCH 31, 2005
                                (Not Reviewed)


                                   ASSETS

Current assets:
   Cash                                                          $200
                                                                  ---
Total current assets                                              200
                                                                  ---
Investments (Note 4):
   Preferred Stock, SiteScape                                     -0-
                                                                  ---
Total Assets                                                     $200
                                                                  ===


              LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                             $1,260,845
      Other (Note 3)                                          250,000

   Accounts payable:
      Related parties                                          37,610
      Other                                                   226,235
   Accrued management fees (Note 7)                           256,667
   Accrued interest expense, related parties (Note 2)         568,987
                                                              -------
Total current liabilities                                   2,600,344
                                                            ---------

Shareholders' equity deficiency:
   Preferred stock, $.01 par value;
      authorized 10,000,000 shares;
      issued -0- shares
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued 4,343,262 shares                                  43,433
   Capital in excess of par value                           2,370,312
   Accumulated deficit                                     (5,013,889)
                                                            ---------
Total shareholders' equity deficiency                      (2,600,144)
                                                            ---------
Total Liabilities and Shareholders' Equity Deficiency            $200
                                                                  ===

                       See Notes to Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                (Not Reviewed)


                                                    2005             2004
                                                    ----             ----
Expenses:
   General and administrative                    $  1,546         $  1,555
                                                    -----            -----
Operating loss                                     (1,546)          (1,555)
                                                    -----            -----
Interest expense:
   Related parties (Note 2)                        27,987           27,735
   Other (Note 3)                                   5,998            6,031
                                                    -----            -----
   Total interest expense                          33,985           33,766
                                                   ------           ------
Net loss                                         $(35,531)        $(35,321)
                                                   ======           ======


Basic and diluted loss per common share:             $*               $*


Weighted average number of shares outstanding   4,343,262        4,343,262
                                                =========        =========

*less than $.01 per share



                       See Notes To Financial Statements

                              DIGITAL FUEL, INC.

                           STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                (Not Reviewed)


                                                          2005         2004
                                                          ----         ----

Cash flows from operating activities:
   Net loss                                            $(35,531)    $(35,321)
                                                         ------       ------
   Adjustments to reconcile net loss
   to net cash used in operations:

   Change in operating liabilities:
      Decrease in accounts payable, related parties      (4,644)      (3,144)
      Decrease in accounts payable                       (1,299)        (750)
      Increase in accrued interest                        5,998        6,031
      Increase in accrued interest, related parties      27,987       27,735
                                                         ------       ------
   Total adjustments                                     28,042       29,872
                                                         ------       ------
Net cash used in operating activities                    (7,489)      (5,449)
                                                         ------       ------

Cash flows from financing activities:
   Proceeds from notes payable-related parties (Note 2)   7,600        5,450
                                                         ------       ------
Net cash provided by financing activities                 7,600        5,450
                                                         ------       ------

Increase (decrease) in cash                                 111            1

Cash, beginning                                              89          118
                                                             --          ---
Cash, ending                                               $200         $119
                                                            ===          ===


During the three months ended March 31, 2005, $372.77 was paid in interest.

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2005 AND 2004


1.  Basis of presentation:

    The financial statements of Digital Fuel, Inc. (the "Company") included in this Form 10-QSB have not been reviewed. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

    In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2005 and 2004 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2005 AND 2004


2.  Notes payable, related parties:

    Short-term:

       Farley Family Partnership, 9%, unsecured,
       due on demand                                           $  200,000

       Multiple advance promissory note, Metz Trust,
       maximum borrowings of $150,000, 9%, unsecured,
       due on demand                                              176,775

       Multiple advance promissory note, Grant Papanikolas,
       maximum borrowings of $100,000, 9%, unsecured,
       due on demand                                               85,000

       Multiple advance promissory note, Michael R. Farley,
       maximum borrowings of $100,000, 9%, unsecured,
       due on demand                                               60,150

       Multiple advance promissory note Farley &
       Associates, Inc., maximum borrowings of $800,000,
       9%, unsecured, due on demand                               738,920
                                                                  -------
                                                               $1,260,845
                                                                =========

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2005 AND 2004


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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2005 AND 2004


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

    During the three months ended March 31, 2005, SiteScape continued to operate at a loss.

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2005 AND 2004


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

8.  Income taxes:

    At December 31, 2004, the Company had a net operating loss carryforward of approximately $4,413,000, which is available to offset future taxable income, if any, through 2021. Based on statutory rates, the Company's expected tax benefit arising from the net operating loss carryforward is approximately $1,501,000. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In addition, the Company's net operating loss carryforward may be subject to annual limitations which could reduce or defer the utilization of the losses due to the Company's ownership changes that occurred in 1999.

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

SiteScape, Inc. Investment

Effective September 1, 1999, the new management completed an agreement with Farley & Associates, Inc., an Arizona corporation ("F&A"), wholly owned by Michael R. Farley who is also chief executive officer, a director and a majority shareholder of Digital Fuel, whereby Digital Fuel acquired from F&A an option to purchase 516,667 shares of Series A Preferred Stock of SiteScape, Inc. Digital Fuel acquired this option in exchange for a $200,000 draw on a multiple advance promissory note extended to the Company by F&A of up to $800,000, bearing interest at 9% and due on demand (the "F&A Note"). The option to purchase the SiteScape preferred stock was originally agreed to through negotiations between F&A and SiteScape and allowed F&A (or its designee) to purchase 516,667 shares of SiteScape preferred stock at an exercise price of $1.9354 per share. The $200,000 represents reimbursement of travel and other direct expenses incurred by F&A in connection with their negotiations with SiteScape and also a fee for F&A's services. The $200,000 was recorded as general and administrative expense in the accompanying statement of operations.

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

In addition, both the Series B and Series A preferred stock shall also be entitled to receive dividends if and when declared by SiteScape's Board of Directors at the cumulative rate of 8% per year compounded annually. Dividends are due only if the tangible net worth of SiteScape exceeds $25 million and if declared by the Board of Directors of SiteScape. As of December 31, 2004 no dividends have been declared by SiteScape. The Series A dividends are junior to the Series B dividends but senior to the common stock dividends.


Management's Discussion and Analysis for the three months ended
March 31, 2005

Results of Operations

From September 1992 until July 1999, the Company had no operations, and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through March 31, 2005, activities primarily consisted of bringing the Company's filings under the Securities and Exchange Act of 1934 current; closing the Asset Purchase Agreement; effecting a reverse stock split, name change and reincorporation into Delaware; seeking business opportunities in the software and Internet businesses specifically the M2Direct licensing agreements and the SiteScape investment; and accounting for these transactions. During the three months ended March 31, 2005, the Company incurred general and administrative expenses of $1,546 related to these activities.

SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, the Company charged a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment, which reduced the investment to zero on its Balance Sheet. During the three months ended March 31, 2005, SiteScape continued to operate at a loss.

The Company incurred interest expense for the three months ended March 31, 2005 of $33,985 in connection with the various loans as described in the notes to the financial statements. Through March 31, 2005, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $999,070 for certain investment transactions and the ongoing cash needs of the Company. Through March 31, 2005, an entity controlled by Mr. Metz has made loans to the Company totaling $176,775 for certain investment transactions and the ongoing cash needs of the Company.

Liquidity and Capital Resources

As of March 31, 2005, the Company had a working capital deficiency of $2,600,144.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES
        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

Item 5. OTHER INFORMATION
        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit Description:

            15 Letter on unaudited interim financial information.
               (See Management Statement included herein.)

        (b) The Company filed no reports on Form 8-K during the quarter covered by this report.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              DIGITAL FUEL, INC.
                                 (Registrant)


By: /s/Michael R. Farley                   By: /s/Forrest L. Metz
    --------------------                      -------------------
    Michael R. Farley                          Forrest L. Metz
    Chief Executive Officer                    President and
                                               Chief Financial Officer


Date: May 10, 2005