Form 10KSB
period 2005-12-31
DIGITAL FUEL INC
filed 2006-03-28
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                  FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2005

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 27, 2006, 4,343,262 shares of Common Stock, par value $.01 per share, were outstanding.

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

Item 1. Description of Business.

     Note: Readers of this report should note that our business materially changed after August 31, 1999. Except as otherwise described in this report, the information in this report is given through December 31, 2005. As described in the Schedule 14F1 Information Statement, as filed with the Securities and Exchange Commission on July 17, 1999 and incorporated herein by reference, there was a change in control of Digital Fuel, Inc. Mr. Farley and the Metz Trust purchased a majority of the outstanding Common Stock and began the process of bringing the filings with the Securities and Exchange Commission current. Under the current management, headed by Mr. Farley, we have resumed business operations seeking opportunities primarily in the emerging software and Internet technology industries.

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

     In addition, both the Series A and Series B Preferred Stock shall also be entitled to receive dividends if and when declared by SiteScape's Board of Directors at the cumulative rate of 8% per year compounded annually. Dividends are due only if the tangible net worth of SiteScape exceeds $25 million and if declared by the Board of Directors of SiteScape. As of December 31, 2005, no dividends have been declared by SiteScape. The Series A dividends are junior to the Series B dividends, but senior to the Common Stock dividends.

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

Employees

     Our founders are Michael R. Farley and Forrest L. Metz. Mr. Farley serves as Chief Executive Officer and Mr. Metz serves as President of the Company. However, Mr. Metz has given notice of his resignation as Director and President of the Company effective February 1, 2006. The Company does not plan on finding a replacement for the positions that Mr. Metz is leaving vacant. The Executive Committee is composed of the Chief Executive Officer, President and Chief Operating Officer, Grant S. Papanikolas. The total staff size of the Company is four persons.

Item 2. Properties.

     The Company's offices are located at 6601 E. Grant Road, Suite 101, Tucson, Arizona 85715, which is leased by Farley & Associates, Inc. We have been charged $5,424 for office space by Farley & Associates, Inc. for the twelve months ended December 31, 2005.

Item 3. Legal Proceedings.

     None

Item 4. Submission of Matters to Vote of Securities Holders

     No matters were submitted to the Shareholders during 2005.

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

(b)  Holders

     The number of holders of record of common shares as of March 27, 2006 was approximately 1,125.

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

Management's Discussion and Analysis for the twelve months ended
December 31, 2005

Results of Operations

     From September 1992 until July 1999, the Company had no operations and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through December 31, 2005, activities primarily consisted of bringing the Company's filings under the Securities and Exchange Act of 1934 current; closing the Asset Purchase Agreement; effecting a reverse stock split, name change and reincorporation into Delaware; seeking business opportunities in the software development and Internet businesses; and accounting for these transactions. During the twelve months ended December 31, 2005, the Company incurred general and administrative expenses of $8,462 related to these activities.

     SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, the Company did charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment, which reduced the investment to zero on its Balance Sheet. During the twelve months ended December 31, 2005, SiteScape continued to operate at a loss.

     The Company incurred interest expense for the twelve months ended December 31, 2005 of $137,574 in connection with the various loans as described in the notes to the financial statements. Through December 31, 2005, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $999,070 for certain investment transactions and the ongoing cash needs of the Company. Through December 31, 2005, an entity controlled by Mr. Metz has made loans to the Company totaling $180,275 for certain investment transactions and the ongoing cash needs of the Company.

Liquidity and Capital Resources

     As of December 31, 2005, the Company had a working capital deficiency of $2,710,649.

     The Company anticipates an increased need for working capital during 2006 as it continues to seek companies that are potential merger candidates that have a requirement for additional capital. The Company is seeking additional working capital through debt and/or equity offerings, which will be used for the above-described purposes.

Item 7. Financial Statements.

     The financial statements for the Company as of December 31, 2005, and for each of the years in the two-year period ended December 31, 2005, are included as pages to this report on Form 10-KSB. The financial statements for the year ended December 31, 2005 have not been audited:

     Management Statement Regarding Financial Statements
     Balance Sheet - December 31, 2005
     Statements of Operations - Years Ended December 31, 2005 and 2004 Statements of Shareholders' Equity (Deficit) - Years Ended December 31,
          2005 and 2004
     Statements of Cash Flows - Years Ended December 31, 2005 and 2004
     Notes to Financial Statements

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Directors and Executive Officers

     As of December 31, 2005, there are three officers and two directors of the Company, as follows:

           Name                 Age       Position(s)
      --------------            ---       -----------
      Forrest L. Metz            60       President, Chairman of the Board,
                                          Treasurer, Secretary and Director
                                          since August 1999.

      Michael R. Farley          62       Chief Executive Officer and
                                          Director since August 1999.

      Grant S. Papanikolas       58       Chief Operating Officer since
                                          August 1999.


     The Company does not have any nominating committee or audit committee or other committees performing similar functions. The officers of the Company and the members of its audit committee are elected by and serve at the pleasure of the Board of Directors.

     The Company did not hold shareholders' meetings during the fiscal years ended December 31, 1992, 1993, 1994, 1995, 1996, 1997, 1998 and 1999. The
Company did hold a shareholders' meeting during the fiscal year ended December 31, 2000 for the purpose of merging the Company with Digital Fuel. The Company did not hold shareholders' meetings during the fiscal years ended December 31, 2001 through 2005.

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

(b)  Other Compensation.

     No compensation was paid or distributed to any officer or director of the Company for services rendered to the Company during the period from December 31, 1989 through December 31, 1998. Compensation under $100,000 was paid to Messrs. Farley and Papanikolas during the period from September 1999 through December 31, 1999. Compensation under $100,000 was paid to Messrs. Farley and Papanikolas during the period from January 2000 through February 29, 2000. No compensation was paid or distributed to any officer or director of the Company for services rendered to the Company during the years ended December 31, 2001 through 2005.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth information as of December 31, 2005, regarding the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock, by the directors of the Company and by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of the Company's Common Stock.

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



                    YEARS ENDED DECEMBER 31, 2005 AND 2004


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

                        MANAGEMENT STATEMENT REGARDING
                             FINANCIAL STATEMENTS



The balance sheet of Digital Fuel, Inc. as of December 31, 2005 and the related statements of operations, shareholders' equity deficiency and cash flows for the year ended December 31, 2005 have not been audited.

Management is searching for an auditor who is registered with the Public Company Accounting Oversight Board as required by Section 102 of the Sarbanes-Oxley Act of 2002.

                              DIGITAL FUEL, INC.

                                BALANCE SHEET

                              December 31, 2005
                                 (Unaudited)


                                    ASSETS

Current assets:
   Cash                                                            $105
                                                                    ---
Total current assets                                                105
                                                                    ---
Investments (Note 4):
   Preferred Stock, SiteScape                                       -0-
                                                                    ---
Total Assets                                                       $105
                                                                    ===

                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                               $1,264,345
      Other (Note3)                                             250,000

   Accounts payable:
      Related parties                                            39,929
      Other                                                     245,224
   Accrued management fees                                      256,667
   Accrued interest expense, related parties (Note 2)           654,589
                                                                -------
Total current liabilities                                     2,710,754
                                                              ---------
Shareholders' equity deficiency:
   Preferred stock, $.01 par value;
      authorized 10,000,000 shares;
      issued -0- shares
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued 4,343,262 shares                                    43,433
   Capital in excess of par value                             2,370,312
   Accumulated deficit                                       (5,124,394)
                                                              ---------
Total shareholders' equity deficiency                        (2,710,649)
                                                              ---------
Total Liabilities and Shareholders' Equity Deficiency              $105
                                                                    ===

                       See Notes to Financial Statements

                              DIGITAL FUEL, INC.

                           STATEMENTS OF OPERATIONS

                    YEARS ENDED DECEMBER 31, 2005 AND 2004
                                 (Unaudited)


                                                     2005          2004
                                                     ----          ----

Expenses:
   General and administrative                       8,462        12,192
                                                    -----        ------
Operating loss                                     (8,462)      (12,192)
                                                    -----        ------
Interest expense:
   Related parties (Note 2)                       113,590       112,139
   Other (Note 3)                                  23,984        24,088
                                                   ------        ------
Total interest expense                            137,574       136,227
                                                  -------       -------
Net Loss                                        $(146,036)    $(148,419)
                                                  =======       =======

Basic and diluted loss per common share           $(.03)        $(.03)
                                                    ===           ===

Weighted average number of shares outstanding   4,343,262     4,343,262
                                                =========     =========


                       See Notes To Financial Statements

                                    DIGITAL FUEL, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY

                          YEARS ENDED DECEMBER 31, 2005 AND 2004
                                       (Unaudited)

                                      Common stock       Capital in                     Treasury stock
                                ----------------------     excess      Accumulated    -------------------
                                Shares          Amount     of par        deficit      Shares       Amount       Total
                                ------          ------    --------      ---------     ------       ------       -----

Balances, January 1, 2004    4,343,262        $43,433    $2,370,312   $(4,829,939)                          $(2,416,194)

Net loss                                                                 (148,419)                             (148,419)

Balances, December 31, 2004  4,343,262        $43,433    $2,370,312   $(4,978,358)                          $(2,564,613)

Net loss                                                                 (146,036)                             (146,036)

Balances, December 31, 2005  4,343,262        $43,433    $2,370,312   $(5,124,394)                          $(2,710,649)
                             =========         ======     =========     =========                             =========

                              DIGITAL FUEL, INC.

                           STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 2005 AND 2004
                                 (Unaudited)


                                                        2005          2004
                                                        ----          ----

Cash flows from operating activities:
   Net loss                                        $(146,036)    $(148,419)
                                                     -------       -------
Change in operating liabilities:
   Decrease in accounts payable, related parties      (2,326)       (7,201)
   Increase in accounts payable                       23,688        23,602
   Increase in accrued interest, related parties     113,590       112,139
                                                     -------       -------
Total adjustments                                    134,952       128,540
                                                     -------       -------
Net cash used in operating activities                (11,084)      (19,879)
                                                      ------        ------

Cash flows from financing activities:
   Proceeds from notes payable-related
      parties (Note 2)                                11,100        19,850
                                                      ------        ------
Net cash provided by financing activities             11,100        19,850
                                                      ------        ------

Increase (decrease) in cash                               16           (29)

Cash, beginning                                           89           118
                                                         ---           ---
Cash, ending                                            $105           $89
                                                         ===           ===


During the twelve months ended December 31, 2005, $621.19 was paid for interest.

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2005 AND 2004


1.  Summary of Significant Accounting Policies and Business of the Company:

    Business of the Company:

    Deucalion Research, Inc. (prior name of the Company) was organized on May 3, 1983, and at December 31, 2005, the Company is engaged primarily in providing capital, management and marketing resources for early stage technology companies and concepts. The Company had no significant operations from 1992 through August 1999.

    Cash and Cash Equivalents:

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2005, the Company held no cash equivalents.

    Research and Development:

    Research and development costs are expensed as incurred. During 2005, the Company incurred $0 of research and development expenses related to its investments.

    Marketing and Advertising:

    Marketing and advertising costs are expensed as incurred. During 2005, the Company incurred $0 of marketing and advertising expenses related to its investments.

    Comprehensive Income:

    Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income establishes requirements for disclosures of comprehensive income, which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translations adjustments, among others. For the years ended December 31, 2005 and 2004, the Company did not have any components of comprehensive income to report.

                              DIGITAL FUEL, INC.

                    YEARS ENDED DECEMBER 31, 2005 AND 2004


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

    Net Loss per Share of Common Stock:

    Basic loss per share is computed by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential Common Stock instruments which would result in diluted loss per share in 2005 and 2004.

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

                    YEARS ENDED DECEMBER 31, 2005 AND 2004


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
                                                                      -------
                                                                   $1,264,345
                                                                    =========

                              DIGITAL FUEL, INC.

                    YEARS ENDED DECEMBER 31, 2005 AND 2004


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

    The Farley Family Partnership note, entered into on September 30, 1999, provided the Company with working capital. The Farley & Associates, Inc. (F&A) note was entered into in connection with the Company's investment activities. Farley Family Partnership and F&A are entities controlled by Michael R. Farley, who is also an officer, director and major shareholder of the Company. The Metz Trust note, entered into on October 28, 1999, provided the Company working capital. The Metz Trust is an entity controlled by Forrest L. Metz, who is also a member of the board of directors and a major shareholder of the Company. The Grant Papanikolas note, entered into on February 22, 2000, provided the company with working capital. Papanikolas is an officer of the Company. The Michael Farley note, entered into on April 28, 2000, provided the company with working capital. Farley is an officer of the Company.

    On September 1, 1999, Farley & Associates (F&A) contributed its interest in SiteScape, Inc. to Digital Fuel in exchange for a note. When F&A purchased the interest in SiteScape on June 22, 1999, $300,000 of the purchase price was borrowed from Horseshoe Management Company, which is located in Tucson, Arizona. Both Mr. Metz and Mr. Farley personally guaranteed the loan, and the loan became due in January of 2006. Mr. Metz and Mr. Farley have personally paid back the loan to Horseshoe, and F&A is transferring $150,000 of the principal due under its note to Digital Fuel to Forrest L. Metz. The effect on the company's balance sheet will be zero because the loan from F&A to Digital Fuel will be reduced by $150,000 plus accrued interest and a new note of $150,000 plus accrued interest from the original date will be given to Forrest L. Metz. Since both Mr. Farley and Mr. Metz are related parties it will have no net effect on the Balance Sheet.

                              DIGITAL FUEL, INC.

                    YEARS ENDED DECEMBER 31, 2005 AND 2004


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

                    YEARS ENDED DECEMBER 31, 2005 AND 2004


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

    During the twelve months ended December 31, 2005, SiteScape has continued to operate at a loss.

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

                    YEARS ENDED DECEMBER 31, 2005 AND 2004


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

7.  Going Concern:

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses in 2005 and 2004, and has a working capital deficiency of $2,710,649 and a shareholders' equity deficiency of $2,710,649 at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Management's plans in regard to these matters include:

    a. Continued financing of certain operating transactions through the use of related party debt (Note 2).

    b. Seeking additional working capital through debt and/or equity offerings, which will be used to further market and develop its licensing agreements and/or other potential investments opportunities.

                              DIGITAL FUEL, INC.

                    YEARS ENDED DECEMBER 31, 2005 AND 2004


8.  Income Taxes:

    At December 31, 2005, the Company had a net operating loss carryforward of approximately $4,413,828 which is available to offset future taxable income, if any, through 2021. Based on statutory rates, the Company's expected tax benefit arising from the net operating loss carryforward would be approximately $1,500,702. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In addition, the Company's net operating loss carryforward may be subject to annual limitations which could reduce or defer the utilization of the losses due to the Company's ownership changes that occurred in 1999.

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

10. Office Lease:

    The Company subleases office space, on a month-to-month basis, from F&A. During 2005, total rent expense was $5,424.

                                  SIGNATURES
                                  ----------


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          DIGITAL FUEL, INC.



Date: March 29, 2006                      By: /s/ Michael R. Farley
                                             -----------------------
                                             Michael R. Farley
                                             Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signatures                        Title                  Date
      ------------                      -------                ------

 /s/ Forrest L. Metz                    Director            March 29, 2006
---------------------
Forrest L. Metz, Chairman,
President, Chief Financial
Officer and Director


 /s/ Michael R. Farley                  Director            March 29, 2006
-----------------------
Michael R. Farley, Chief
Executive Officer and Director