Form 10QSB
period 2006-03-31
DIGITAL FUEL INC
filed 2006-05-05
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2006

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

                         Yes  [ X ]         No  [   ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of May 3, 2006.

                              DIGITAL FUEL, INC.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS




                         MANAGEMENT STATEMENT REGARDING
                              FINANCIAL STATEMENTS


The accompanying balance sheet of Digital Fuel, Inc. as of March 31, 2006 and the related statements of operations and statements of cash flows for the three-month period then ended have not been reviewed.

Management is searching for an auditor who is registered with the Public Company Accounting Oversight Board as required by Section 102 of the Sarbanes-Oxley Act of 2002.

                              DIGITAL FUEL, INC.
                            CONDENSED BALANCE SHEET
                                MARCH 31, 2006
                                (Not Reviewed)


                                   ASSETS

Current assets:
   Cash                                                          $145
                                                                  ---
Total current assets                                              145
                                                                  ---
Investments (Note 4):
   Preferred Stock, SiteScape                                     -0-
                                                                  ---
Total Assets                                                     $145
                                                                  ===


              LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                             $1,264,545
      Other (Note 3)                                          250,000

   Accounts payable:
      Related parties                                          39,928
      Other                                                   251,237
   Accrued management fees (Note 7)                           256,667
   Accrued interest expense, related parties (Note 2)         682,737
                                                              -------
Total current liabilities                                   2,745,114
                                                            ---------

Shareholders' equity deficiency:
   Preferred stock, $.01 par value;
      authorized 10,000,000 shares;
      issued -0- shares
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued 4,343,262 shares                                  43,433
   Capital in excess of par value                           2,370,312
   Accumulated deficit                                     (5,158,714)
                                                            ---------
Total shareholders' equity deficiency                      (2,744,969)
                                                            ---------
Total Liabilities and Shareholders' Equity Deficiency            $145
                                                                  ===

                       See Notes to Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                (Not Reviewed)


                                                    2006             2005
                                                    ----             ----
Expenses:
   General and administrative                    $    185         $  1,546
                                                    -----            -----
Operating loss                                       (185)          (1,546)
                                                    -----            -----
Interest expense:
   Related parties (Note 2)                        28,147           27,987
   Other (Note 3)                                   5,988            5,998
                                                    -----            -----
   Total interest expense                          34,135           33,985
                                                   ------           ------
Net loss                                         $(34,320)        $(35,531)
                                                   ======           ======


Basic and diluted loss per common share:             $*               $*


Weighted average number of shares outstanding   4,343,262        4,343,262
                                                =========        =========

*less than $.01 per share



                       See Notes To Financial Statements

                              DIGITAL FUEL, INC.

                           STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                (Not Reviewed)


                                                          2006         2005
                                                          ----         ----

Cash flows from operating activities:
   Net loss                                            $(34,320)    $(35,531)
                                                         ------       ------
   Adjustments to reconcile net loss
   to net cash used in operations:

   Change in operating liabilities:
      Decrease in accounts payable, related parties           0       (4,644)
      Increase (decrease) in accounts payable                25       (1,299)
      Increase in accrued interest                        5,988        5,998
      Increase in accrued interest, related parties      28,147       27,987
                                                         ------       ------
   Total adjustments                                     34,160       28,042
                                                         ------       ------
Net cash used in operating activities                      (160)      (7,489)
                                                            ---        -----

Cash flows from financing activities:
   Proceeds from notes payable-related parties (Note 2)     200        7,600
                                                            ---        -----
Net cash provided by financing activities                   200        7,600
                                                            ---        -----

Increase in cash                                             40          111

Cash, beginning                                             105           89
                                                            ---           --
Cash, ending                                               $145         $200
                                                            ===          ===


During the three months ended March 31, 2006, $0 was paid in interest.

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2006 AND 2005


1.  Basis of presentation:

    The financial statements of Digital Fuel, Inc. (the "Company") included in this Form 10-QSB have not been reviewed. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

    In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2006 and 2005 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2006 AND 2005


2.  Notes payable, related parties:

    Short-term:

       Farley Family Partnership, 9%, unsecured,
       due on demand                                           $  200,000

       Forrest L. Metz, 9%, unsecured, due on demand              150,000

       Multiple advance promissory note, Metz Trust,
       maximum borrowings of $150,000, 9%, unsecured,
       due on demand                                              180,275

       Multiple advance promissory note, Grant Papanikolas,
       maximum borrowings of $100,000, 9%, unsecured,
       due on demand                                               85,000

       Multiple advance promissory note, Michael R. Farley,
       maximum borrowings of $100,000, 9%, unsecured,
       due on demand                                               60,350

       Multiple advance promissory note Farley &
       Associates, Inc., maximum borrowings of $800,000,
       9%, unsecured, due on demand                               588,920
                                                                  -------
                                                               $1,264,545
                                                                =========

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

The Farley Family Partnership note, entered into on September 30, 1999, provided the Company with working capital. The Farley & Associates, Inc. (F&A) note was entered into in connection with the Company's investment activities. Farley Family Partnership and F&A are entities controlled by Michael R. Farley, who is an officer, director and major shareholder of the Company. The Metz Trust note, entered into on October 28, 1999, provided the Company working capital. The Metz Trust is an entity controlled by Forrest
L. Metz, who was a member of the Board of Directors until his resignation effective February 1, 2006 and is a major shareholder of the Company. The Papanikolas note, entered into on February 22, 2000, provided the Company with working capital. Papanikolas is an officer of the Company. The Farley note, entered into on April 28, 2000, provided the company with working capital. Farley is an officer of the Company.

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2006 AND 2005


2.  Notes payable, related parties (continued):

    On September 1, 1999, F&A contributed its interest in SiteScape, Inc. to Digital Fuel in exchange for a note. When F&A purchased the interest in SiteScape on June 22, 1999, $300,000 of the purchase price was borrowed from Horseshoe Management Company, which is located in Tucson, Arizona. Both Mr. Metz and Mr. Farley personally guaranteed the loan, and the loan became due in January of 2006. Mr. Metz and Mr. Farley personally paid back the loan to Horseshoe, and F&A transferred $150,000 of the principal due under its note to Digital Fuel to Forrest L. Metz. The effect on the Company's balance sheet is zero because the loan from F&A to Digital Fuel was reduced by $150,000 plus accrued interest and a new note of $150,000 plus accrued interest from the original date was given to Forrest L. Metz. Since both Mr. Farley and Mr. Metz are related parties it had no net effect on the Balance Sheet.

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2006 AND 2005


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

    The Preferred stock is also entitled to receive dividends, if and when declared by SiteScape's Board of Directors, at the cumulative rate of 8% per year compounded annually. Dividends are due only if declared by the Board of Directors and the tangible net worth of SiteScape exceeds $25 million. SiteScape is an Internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. FORUM is a collaboration software, which provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations. SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, these circumstances indicated that the Company should charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment. Therefore, during the three-month period ended June 30, 2000, the Company recorded a charge of $57,420 for research and development expenses and a charge of $203,580 for marketing and advertising expenses. During the six months ended June 30, 2000, the Company recorded a charge of $94,050 for research and development expenses and a charge of $610,950 for marketing and advertising expenses. As of June 30, 2000, the charges reduced the carry value of the Company's investment to zero.

    During the three months ended March 31, 2006, SiteScape continued to operate at a loss.

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2006 AND 2005


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

    In December 2000, the Company entered into an agreement with the original license holders from whom license agreements were purchased in late
    1999. Because the Company was unable to successfully use this technology, the licenses were returned to the original owners and the $45,000 financed by the original owners was forgiven. In addition, the $205,000 due to the licensor, M2Direct, Inc., for services that were never provided but charged on the Company's books as an expense in 1999, was reversed resulting in recognition of $205,000 of income in 2000. The $45,000 due the original licensees was also recorded as income in 2000. The Company has an agreement with the current licensees that should the legal problems surrounding the licenses ever be resolved, the Company would have the option to re-purchase the licenses under new terms and conditions.

7.  Accrued salaries:

    For the year ended December 31, 2000, $165,000.00 of salary was accrued for Mr. Farley and $91,666.63 of salary was accrued for Mr. Papanikolas.

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2006 AND 2005


8.  Income taxes:

    At December 31, 2005, the Company had a net operating loss carryforward of approximately $4,413,828, which is available to offset future taxable income, if any, through 2021. Based on statutory rates, the Company's expected tax benefit arising from the net operating loss carryforward is approximately $1,500,702. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In addition, the Company's net operating loss carryforward may be subject to annual limitations which could reduce or defer the utilization of the losses due to the Company's ownership changes that occurred in 1999.


PART I. FINANCIAL INFORMATION  (CONTINUED)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward Looking Statements

This report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent expectations or beliefs, including but not limited to, statements concerning operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intent," "could," "estimate,"
"might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to the registrant's operations, mergers or acquisitions, governmental regulations, the value of the registrant's assets and any other factors discussed in this and other registrant filings with the Securities and Exchange commission.

Management's Discussion and Analysis and Plan of Operation.

Plan of Operation

Management will actively seek to acquire companies involved in the software development business and/or Internet business. Because of the difficulty in raising working capital, management believes there are a number of small companies seeking an opportunity to expand their ability to raise capital by becoming part of Digital Fuel. The Company plans to work with several investment banking firms that can help actively seek companies that fit Digital Fuel's requirement.

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

Effective November 5, 1999, Digital Fuel exercised one-half of the SiteScape option shares and purchased 258,334 shares of preferred stock at a total cost
of $500,000.   Digital Fuel paid $100,000 cash directly to SiteScape, and applied the $400,000 SiteScape deposit described above. In February 2000, the remaining one-half of the SiteScape option shares were exercised and 258,333 shares of preferred stock was purchased for $500,000. At that point, Digital Fuel owned approximately 20% of the voting stock of SiteScape.

On June 30, 2001, SiteScape issued to Digital Fuel options to purchase 103,338 shares of its common stock at $1.93 per share. Based on the SAIC investment described below, the common shares of SiteScape had a value substantially less than the option price.

In October of 2001, SiteScape received a term sheet from SAIC Venture Capital Corporation to purchase up to $2.5 million of its Series B Convertible Preferred Stock. On March 18, 2002 the first transaction was closed. The Series B stock sold to the new investors are senior to Digital Fuel's Series A Convertible Preferred Stock in both payment of dividends and distribution. Each share of Series B Preferred Stock was sold for $.4164 per share and will be redeemed for $0.6246 per share or 1.5 times the original investment.

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

In addition, both the Series B and Series A preferred stock shall also be entitled to receive dividends if and when declared by SiteScape's Board of Directors at the cumulative rate of 8% per year compounded annually. Dividends are due only if the tangible net worth of SiteScape exceeds $25 million and if declared by the Board of Directors of SiteScape. As of December 31, 2005 no dividends have been declared by SiteScape. The Series A dividends are junior to the Series B dividends but senior to the common stock dividends.


Management's Discussion and Analysis for the three months ended
March 31, 2006

Results of Operations

From September 1992 until July 1999, the Company had no operations, and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through March 31, 2006, activities primarily consisted of bringing the Company's filings under the Securities and Exchange Act of 1934 current; closing the Asset Purchase Agreement; effecting a reverse stock split, name change and reincorporation into Delaware; seeking business opportunities in the software and Internet businesses specifically the M2Direct licensing agreements and the SiteScape investment; and accounting for these transactions. During the three months ended March 31, 2006, the Company incurred general and administrative expenses of $185 related to these activities.

SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, the Company charged a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment, which reduced the investment to zero on its Balance Sheet. During the three months ended March 31, 2006, SiteScape continued to operate at a loss.

The Company incurred interest expense for the three months ended March 31, 2006 of $34,135 in connection with the various loans as described in the notes to the financial statements. Through March 31, 2006, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $849,270 for certain investment transactions and the ongoing cash needs of the Company. Through March 31, 2006, an entity controlled by Mr. Metz and Mr. Metz himself have made loans to the Company totaling $330,275 for certain investment transactions and the ongoing cash needs of the Company.

Liquidity and Capital Resources

As of March 31, 2006, the Company had a working capital deficiency of $2,744,969.

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




                              DIGITAL FUEL, INC.
                                 (Registrant)


By: /s/Michael R. Farley
    --------------------
    Michael R. Farley
    Chief Executive Officer


Date: May 5, 2006