Form 10QSB
period 2006-06-30
DIGITAL FUEL INC
filed 2006-08-10
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2006

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

                         Yes  [ X ]         No  [   ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of August 7, 2006.

                              DIGITAL FUEL, INC.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS




                         MANAGEMENT STATEMENT REGARDING
                              FINANCIAL STATEMENTS


The accompanying balance sheet of Digital Fuel, Inc. as of June 30, 2006 and the related statements of operations and statements of cash flows for the three and six month periods then ended have not been reviewed.

Management is searching for an auditor who is registered with the Public Company Accounting Oversight Board as required by Section 102 of the Sarbanes-Oxley Act of 2002.

                              DIGITAL FUEL, INC.
                            CONDENSED BALANCE SHEET
                                 JUNE 30, 2006
                                 (Not Reviewed)


                                    ASSETS

Current assets:
   Cash                                                          $142
                                                                   --
Total current assets                                              142
                                                                   --
Investments (Note 4):
   Preferred Stock, SiteScape                                     -0-
                                                                  ---
Total Assets                                                     $142
                                                                  ===

               LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                             $1,265,245
      Other (Note 3)                                          250,000

   Accounts payable:
      Related parties                                          43,804
      Other                                                   256,570

   Accrued management fees (Note 7)                           271,667
   Accrued interest expense, related parties (Note 2)         711,131
                                                            ---------
   Total current liabilities                                2,798,417
                                                            ---------
Shareholders' equity deficiency:
   Preferred stock, $.01 par value;
      authorized 10,000,000 shares;
      issued -0- shares
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued 4,343,262 shares                                  43,433
   Capital in excess of par value                           2,370,312
   Accumulated deficit                                     (5,212,020)
                                                            ---------
   Total shareholders' equity deficiency                   (2,798,275)
                                                            ---------

Total Liabilities and Shareholders' Equity Deficiency            $142
                                                                  ===

                      See Notes to Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                 (Not Reviewed)


                                                    2006             2005
                                                    ----             ----

Expenses:
   General and administrative                      18,920            2,750
                                                   ------            -----
Operating loss                                    (18,920)          (2,750)
                                                   ------            -----
Interest expense:
   Related parties (Note 2)                        28,394           28,344
   Other (Note 3)                                   5,992            5,994
                                                   ------           ------
   Total interest expense                          34,386           34,338
                                                   ------           ------

Net loss                                         $(53,306)        $(37,088)
                                                   ======           ======

Basic and diluted loss per common share             $.01              $*


Weighted average number of shares outstanding   4,343,262        4,343,262
                                                =========        =========

*less than $.01 per share



                      See Notes To Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                    SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                 (Not Reviewed)


                                                    2006             2005
                                                    ----             ----

Expenses:
   General and administrative                      19,105            4,296
                                                   ------            -----
Operating loss                                    (19,105)          (4,296)
                                                   ------            -----
Interest expense:
   Related parties (Note 2)                        56,542           56,332
   Other (Note 3)                                  11,980           11,992
                                                   ------           ------
   Total interest expense                          68,522           68,324
                                                   ------           ------

Net loss                                         $(87,627)        $(72,620)
                                                   ======           ======

Basic and diluted loss per common share            $(.02)           $(.02)
                                                     ===              ===

Weighted average number of shares outstanding   4,343,262        4,343,262
                                                =========        =========


                      See Notes To Financial Statements

                              DIGITAL FUEL, INC.

                           STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                 (Not Reviewed)


                                                          2006         2005
                                                          ----         ----
Cash flows from operating activities:
   Net loss                                            $(87,627)    $(72,620)
                                                         ------       ------
   Adjustments to reconcile net loss
   to net cash used in operations:

   Change in operating liabilities:
      Increase/Decrease in accts pay, related parties     3,875       (5,038)
      Increase in accrued salaries                       15,000
      Decrease in accounts payable                         (633)      (1,799)
      Increase in accrued interest                       11,980       11,992
      Increase in accrued interest, related parties      56,542       56,332
                                                         ------       ------
      Total adjustments                                  86,764       61,487
                                                         ------       ------
Net cash used in operating activities                      (863)     (11,133)
                                                         ------        -----

Cash flows from financing activities:
   Proceeds from notes payable-related parties (Note 2)     900       11,100
                                                         ------        -----
Net cash provided by financing activities                   900       11,100
                                                         ------        -----

Increase/Decrease in cash                                    37          (33)

Cash, beginning                                             105           89
                                                            ---          ---

Cash, ending                                               $142          $56
                                                            ===          ===


During the six months ended June 30, 2006, $621.19 was paid in interest.

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2006 AND 2005


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

    In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the six-month periods ended June 30, 2006 and 2005 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2006 AND 2005


2.  Notes payable, related parties:

    Short-term:

       Farley Family Partnership, 9%, unsecured,
       due on demand                                             $200,000

       Forrest L. Metz, 9%, unsecured, due on demand              150,000

       Multiple advance promissory note, Metz Trust,
       maximum borrowings of $150,000, 9%, unsecured,
       due on demand                                              180,275

       Multiple advance promissory note, Grant Papanikolas,
       maximum borrowings of $100,000, 9%, unsecured,
       due on demand                                               85,000

       Multiple advance promissory note, Michael R. Farley,
       maximum borrowings of $100,000, 9%, unsecured,
       due on demand                                               61,050

       Multiple advance promissory note Farley &
       Associates, Inc., maximum borrowings of $800,000,
       9%, unsecured, due on demand                               588,920
                                                                  -------
                                                               $1,265,245
                                                                =========

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

    The Farley Family Partnership note, entered into on September 30, 1999, provided the Company with working capital. The Farley & Associates, Inc. (F&A) note was entered into in connection with the Company's investment activities. Farley Family Partnership and F&A are entities controlled by Michael R. Farley, who is an officer, director and major shareholder of the Company. The Metz Trust note, entered into on October 28, 1999, provided the Company working capital. The Metz Trust is an entity controlled by Forrest L. Metz, who was a member of the Board of Directors until his resignation effective February 1, 2006 and is a major shareholder of the Company. The Papanikolas note, entered into on

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2006 AND 2005


2.  Notes payable, related parties (continued):

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

                    SIX MONTHS ENDED JUNE 30, 2006 AND 2005


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

    During the six months ended June 30, 2006, SiteScape has continued to operate at a loss.

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2006 AND 2005


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

    For the first six months of 2006, $15,000 of salary was accrued for Mr. Farley.

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2006 AND 2005


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

Effective November 5, 1999, Digital Fuel exercised one-half of the SiteScape option shares and purchased 258,334 shares of preferred stock at a total cost of $500,000. Digital Fuel paid $100,000 cash directly to SiteScape, and applied the $400,000 SiteScape deposit described above. In February 2000, the remaining one-half of the SiteScape option shares were exercised and 258,333 shares of preferred stock were purchased for $500,000. At that point, Digital Fuel owned approximately 20% of the voting stock of SiteScape.

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


Management's Discussion and Analysis for the six months ended June 30, 2006

Results of Operations

From September 1992 until July 1999, the Company had no operations and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through June 30, 2006, activities primarily consisted of bringing the Company's filings under the Securities and Exchange Act of 1934 current; closing the Asset Purchase Agreement; effecting a reverse stock split, name change and reincorporation into Delaware; seeking business opportunities in the software and Internet businesses, specifically the M2Direct licensing agreements and the SiteScape investment; and accounting for these transactions. During the six months ended June 30, 2006, the Company incurred general and administrative expenses of $19,105 related to new activities in exploring M&A activities.

SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, the Company charged a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment, which reduced the investment to zero on its Balance Sheet. During the six months ended June 30, 2006, SiteScape continued to operate at a loss.

The Company incurred interest expense for the six months ended June 30, 2006 of $68,522 in connection with the various loans as described in the notes to the financial statements. Through June 30, 2006, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $849,970 for certain investment transactions and the ongoing cash needs of the Company. Through June 30, 2006, an entity controlled by Mr. Metz and Mr. Metz himself have made loans to the Company totaling $330,275 for certain investment transactions and the ongoing cash needs of the Company.

Liquidity and Capital Resources

As of June 30, 2006, the Company had a working capital deficiency of $2,798,275.

The Company anticipates an increased need for working capital during 2006 as it continues to seek companies that are potential merger candidates that have a requirement for additional capital. The Company is seeking additional working capital through debt and/or equity offerings, which will be used for the above-described purposes.


PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
        In August 2002, the Company entered into an agreement with Gelfond Hochstadt Pangburn, PC, a company that previously provided accounting services to the Company. The agreement required the Company to make monthly payments to Gelfond Hochstadt Pangburn to pay down its outstanding bills. In July 2005, the Company was unable to continue such payments, and as a result, a judgment was filed with the District Court in Denver County, Colorado against Digital Fuel, Inc. in the amount of $19,592.74. The Company is required to pay that balance plus 8% in interest from June 30, 2006 until such time as the obligation has been paid in full.

Item 2. CHANGES IN SECURITIES
        None

Item 3. DEFAULTS UPON SENIOR SECURITIES
        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

Item 5. OTHER INFORMATION
        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit Description:

            15 Letter on unaudited interim financial information
               (See Management Statement included herein).

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



Date: August 10, 2006