Form 10QSB
period 2007-03-31
DIGITAL FUEL INC
filed 2007-05-08
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2007

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

                         Yes  [ X ]         No  [   ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of May 7, 2007.

                              DIGITAL FUEL, INC.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS




                         MANAGEMENT STATEMENT REGARDING
                              FINANCIAL STATEMENTS


The accompanying balance sheet of Digital Fuel, Inc. as of March 31, 2007 and the related statements of operations and statements of cash flows for the three-month period then ended have not been reviewed.

Management is searching for an auditor who is registered with the Public Company Accounting Oversight Board as required by Section 102 of the Sarbanes-Oxley Act of 2002.

                              DIGITAL FUEL, INC.
                            CONDENSED BALANCE SHEET
                                MARCH 31, 2007
                                (Not Reviewed)


                                   ASSETS

Current assets:
   Cash                                                          $ 79
                                                                  ---
Total current assets                                               79
                                                                  ---
Investments (Note 4):
   Preferred Stock, SiteScape                                     -0-
                                                                  ---
Total Assets                                                     $ 79
                                                                  ===


              LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                             $1,269,845
      Other (Note 3)                                          250,000

   Accounts payable:
      Related parties                                          45,553
      Other                                                   270,739
   Accrued management fees (Note 7)                           271,667
   Accrued interest expense, related parties (Note 2)         796,696
                                                              -------
Total current liabilities                                   2,904,500
                                                            ---------

Shareholders' equity deficiency:
   Preferred stock, $.01 par value;
      authorized 10,000,000 shares;
      issued -0- shares
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued 4,343,262 shares                                  43,433
   Capital in excess of par value                           2,370,312
   Accumulated deficit                                     (5,318,166)
                                                            ---------
Total shareholders' equity deficiency                      (2,904,421)
                                                            ---------
Total Liabilities and Shareholders' Equity Deficiency            $ 79
                                                                  ===

                       See Notes to Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                (Not Reviewed)


                                                    2007             2006
                                                    ----             ----
Expenses:
   General and administrative                    $     69         $    185
                                                    -----            -----
Operating loss                                        (69)            (185)
                                                    -----            -----
Interest expense:
   Related parties (Note 2)                        28,265           28,147
   Other (Note 3)                                   5,988            5,988
                                                    -----            -----
   Total interest expense                          34,253           34,135
                                                   ------           ------
Net loss                                         $(34,322)        $(34,320)
                                                   ======           ======


Basic and diluted loss per common share:             $*               $*


Weighted average number of shares outstanding   4,343,262        4,343,262
                                                =========        =========

*less than $.01 per share



                       See Notes To Financial Statements

                              DIGITAL FUEL, INC.

                           STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                (Not Reviewed)


                                                          2007         2006
                                                          ----         ----

Cash flows from operating activities:
   Net loss                                            $(34,322)    $(34,320)
                                                         ------       ------
   Adjustments to reconcile net loss
   to net cash used in operations:

   Change in operating liabilities:
      Increase (decrease) in accounts payable            (4,586)          25
      Increase in accrued interest                        5,988        5,988
      Increase in accrued interest, related parties      28,266       28,147
                                                         ------       ------
   Total adjustments                                     29,668       34,160
                                                         ------       ------
Net cash used in operating activities                    (4,654)        (160)
                                                          -----          ---

Cash flows from financing activities:
   Proceeds from notes payable-related parties (Note 2)   4,600          200
                                                          -----          ---
Net cash provided by financing activities                 4,600          200
                                                          -----          ---

Increase (decrease) in cash                                 (54)          40

Cash, beginning                                             133          105
                                                            ---          ---
Cash, ending                                               $ 79         $145
                                                            ===          ===


During the three months ended March 31, 2007, $0 was paid in interest.

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2007 AND 2006


1.  Basis of presentation:

    The financial statements of Digital Fuel, Inc. (the "Company") included in this Form 10-QSB have not been reviewed. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

    In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2007 and 2006 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2007 AND 2006


2.  Notes payable, related parties:

    Short-term:

       Farley Family Partnership, 9%, unsecured,
       due on demand                                           $  200,000

       Forrest L. Metz, 9%, unsecured, due on demand              150,000

       Multiple advance promissory note, Metz Trust,
       maximum borrowings of $150,000, 9%, unsecured,
       due on demand                                              180,275

       Multiple advance promissory note, Grant Papanikolas,
       maximum borrowings of $100,000, 9%, unsecured,
       due on demand                                               85,000

       Multiple advance promissory note, Michael R. Farley,
       maximum borrowings of $100,000, 9%, unsecured,
       due on demand                                               65,650

       Multiple advance promissory note Farley &
       Associates, Inc., maximum borrowings of $800,000,
       9%, unsecured, due on demand                               588,920
                                                                  -------
                                                               $1,269,845
                                                                =========

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2007 AND 2006


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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2007 AND 2006


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

    During the three months ended March 31, 2007, SiteScape continued to operate at a loss.

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2007 AND 2006


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

    For the year ended December 31, 2006, $15,000 of salary was accrued for Mr. Farley.

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2007 AND 2006


8.  Income taxes:

    At December 31, 2006, the Company had a net operating loss carryforward of approximately $4,719,314, which is available to offset future taxable income, if any, through 2021. Based on statutory rates, the Company's expected tax benefit arising from the net operating loss carryforward is approximately $1,604,567. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In addition, the Company's net operating loss carryforward may be subject to annual limitations which could reduce or defer the utilization of the losses due to the Company's ownership changes that occurred in 1999.


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

In addition, both the Series B and Series A preferred stock shall also be entitled to receive dividends if and when declared by SiteScape's Board of Directors at the cumulative rate of 8% per year compounded annually. Dividends are due only if the tangible net worth of SiteScape exceeds $25 million and if declared by the Board of Directors of SiteScape. As of December 31, 2006 no dividends have been declared by SiteScape. The Series A dividends are junior to the Series B dividends but senior to the common stock dividends.


Management's Discussion and Analysis for the three months ended
March 31, 2007

Results of Operations

From September 1992 until July 1999, the Company had no operations, and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through March 31, 2007, activities primarily consisted of bringing the Company's filings under the Securities and Exchange Act of 1934 current; closing the Asset Purchase Agreement; effecting a reverse stock split, name change and reincorporation into Delaware; seeking business opportunities in the software and Internet businesses specifically the M2Direct licensing agreements and the SiteScape investment; and accounting for these transactions. During the three months ended March 31, 2007, the Company incurred general and administrative expenses of $69 related to these activities.

SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, the Company charged a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment, which reduced the investment to zero on its Balance Sheet. During the three months ended March 31, 2007, SiteScape continued to operate at a loss.

The Company incurred interest expense for the three months ended March 31, 2007 of $34,253 in connection with the various loans as described in the notes to the financial statements. Through March 31, 2007, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $854,570 for certain investment transactions and the ongoing cash needs of the Company. Through March 31, 2007, an entity controlled by Mr. Metz and Mr. Metz himself have made loans to the Company totaling $330,275 for certain investment transactions and the ongoing cash needs of the Company.

Liquidity and Capital Resources

As of March 31, 2007, the Company had a working capital deficiency of $2,904,421.

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


Date: May 8, 2007