Form 10QSB
period 2007-06-30
DIGITAL FUEL INC
filed 2007-07-23
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2007

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

                         Yes  [ X ]         No  [   ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of July 20, 2007.

                              DIGITAL FUEL, INC.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS




                         MANAGEMENT STATEMENT REGARDING
                              FINANCIAL STATEMENTS


The accompanying balance sheet of Digital Fuel, Inc. as of June 30, 2007 and the related statements of operations and statement of cash flows for the three and six month periods then ended have not been reviewed.

Management is searching for an auditor who is registered with the Public Company Accounting Oversight Board as required by Section 102 of the Sarbanes-Oxley Act of 2002.

                              DIGITAL FUEL, INC.
                            CONDENSED BALANCE SHEET
                                 JUNE 30, 2007
                                 (Not Reviewed)


                                    ASSETS

Current assets:
   Cash                                                          $ 70
                                                                  ---
Total current assets                                               70
                                                                  ---
Investments (Note 4):
   Preferred Stock, SiteScape                                     -0-
                                                                  ---
Total Assets                                                     $ 70
                                                                  ===

               LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                             $1,269,845
      Other (Note 3)                                          250,000

   Accounts payable:
      Related parties                                          45,554
      Other                                                   276,730

   Accrued management fees (Note 7)                           271,667
   Accrued interest expense, related parties (Note 2)         825,206
                                                            ---------
   Total current liabilities                                2,939,002
                                                            ---------
Shareholders' equity deficiency:
   Preferred stock, $.01 par value;
      authorized 10,000,000 shares;
      issued -0- shares
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued 4,343,262 shares                                  43,433
   Capital in excess of par value                           2,370,312
   Accumulated deficit                                     (5,352,677)
                                                            ---------
   Total shareholders' equity deficiency                   (2,938,932)
                                                            ---------

Total Liabilities and Shareholders' Equity Deficiency            $ 70
                                                                  ===

                      See Notes to Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                 (Not Reviewed)


                                                    2007             2006
                                                    ----             ----

Expenses:
   General and administrative                           9           18,920
                                                      ---            -----
Operating loss                                         (9)         (18,920)
                                                      ---            -----
Interest expense:
   Related parties (Note 2)                        28,511           28,394
   Other (Note 3)                                   5,992            5,992
                                                   ------           ------
   Total interest expense                          34,503           34,386
                                                   ------           ------

Net loss                                         $(34,512)        $(53,306)
                                                   ======           ======

Basic and diluted loss per common share              $*              $.01


Weighted average number of shares outstanding   4,343,262        4,343,262
                                                =========        =========

*less than $.01 per share



                      See Notes To Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                    SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                 (Not Reviewed)


                                                    2007             2006
                                                    ----             ----

Expenses:
   General and administrative                          78           19,105
                                                      ---            -----
Operating loss                                        (78)         (19,105)
                                                      ---            -----
Interest expense:
   Related parties (Note 2)                        56,776           56,542
   Other (Note 3)                                  11,980           11,980
                                                   ------           ------
   Total interest expense                          68,756           68,522
                                                   ------           ------

Net loss                                         $(68,834)        $(87,627)
                                                   ======           ======

Basic and diluted loss per common share            $(.02)           $(.02)
                                                     ===              ===

Weighted average number of shares outstanding   4,343,262        4,343,262
                                                =========        =========


                      See Notes To Financial Statements

                              DIGITAL FUEL, INC.

                           STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                 (Not Reviewed)


                                                          2007         2006
                                                          ----         ----
Cash flows from operating activities:
   Net loss                                            $(68,834)    $(87,627)
                                                         ------       ------
   Adjustments to reconcile net loss
   to net cash used in operations:

   Change in operating liabilities:
      Increase in accts payable, related parties              0        3,875
      Increase in accrued salaries                            0       15,000
      Decrease in accounts payable                       (4,586)        (633)
      Increase in accrued interest                       11,980       11,980
      Increase in accrued interest, related parties      56,776       56,542
                                                         ------       ------
      Total adjustments                                  64,170       86,764
                                                         ------       ------
Net cash used in operating activities                    (4,664)        (863)
                                                         ------        -----

Cash flows from financing activities:
   Proceeds from notes payable-related parties (Note 2)   4,600          900
                                                         ------        -----
Net cash provided by financing activities                 4,600          900
                                                         ------        -----

Decrease/Increase in cash                                   (64)          37

Cash, beginning                                             134          105
                                                            ---          ---

Cash, ending                                               $ 70         $142
                                                            ===          ===


During the six months ended June 30, 2007, $0 was paid in interest.

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2007 AND 2006


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

    In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the six-month periods ended June 30, 2007 and 2006 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                    SIX MONTHS ENDED JUNE 30, 2007 AND 2006


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

                    SIX MONTHS ENDED JUNE 30, 2007 AND 2006


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

                    SIX MONTHS ENDED JUNE 30, 2007 AND 2006


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

    During the six months ended June 30, 2007, SiteScape has continued to operate at a loss.

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2007 AND 2006


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

                    SIX MONTHS ENDED JUNE 30, 2007 AND 2006


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


Management's Discussion and Analysis for the six months ended June 30, 2007

Results of Operations

From September 1992 until July 1999, the Company had no operations and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through June 30, 2007, activities primarily consisted of bringing the Company's filings under the Securities and Exchange Act of 1934 current; closing the Asset Purchase Agreement; effecting a reverse stock split, name change and reincorporation into Delaware; seeking business opportunities in the software and Internet businesses, specifically the M2Direct licensing agreements and the SiteScape investment; and accounting for these transactions. During the six months ended June 30, 2007, the Company incurred general and administrative expenses of $78 related to new activities in exploring M&A activities.

SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, the Company charged a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment, which reduced the investment to zero on its Balance Sheet. During the six months ended June 30, 2007, SiteScape continued to operate at a loss.

The Company incurred interest expense for the six months ended June 30, 2007 of $68,756 in connection with the various loans as described in the notes to the financial statements. Through June 30, 2007, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $854,570 for certain investment transactions and the ongoing cash needs of the Company. Through June 30, 2007, an entity controlled by Mr. Metz and Mr. Metz himself have made loans to the Company totaling $330,275 for certain investment transactions and the ongoing cash needs of the Company.

Liquidity and Capital Resources

As of June 30, 2007, the Company had a working capital deficiency of $2,938,932.

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



Date: July 23, 2007