Form 10QSB
period 2007-09-30
DIGITAL FUEL INC
filed 2007-11-09
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2007

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

                          Yes  [ X ]         No  [   ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of November 8, 2007.

                              DIGITAL FUEL, INC.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS




                         MANAGEMENT STATEMENT REGARDING
                              FINANCIAL STATEMENTS


The accompanying balance sheet of Digital Fuel, Inc. as of September 30, 2007 and the related statements of operations and statements of cash flows for the quarter ended September 30, 2007 have not been reviewed.

Management is searching for an auditor who is registered with the Public Company Accounting Oversight Board as required by Section 102 of the Sarbanes-Oxley Act of 2002.

                              DIGITAL FUEL, INC.
                            CONDENSED BALANCE SHEET
                              SEPTEMBER 30, 2007
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
                                                                    ===

                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                               $1,269,845
      Other (Note 3)                                            250,000

   Accounts payable:
      Related parties                                            45,554
      Other                                                     283,201

   Accrued management fees (Note 7)                             271,667

   Accrued interest expense, related parties (Note 2)           853,960
                                                                -------
Total current liabilities                                     2,974,227
                                                              ---------

Shareholders' equity deficiency:
   Preferred stock, $.01 par value;
      authorized 10,000,000 shares;
      issued -0- shares
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued 4,343,262 shares                                    43,433
   Capital in excess of par value                             2,370,312
   Accumulated deficit                                       (5,387,902)
                                                              ---------
Total shareholders' equity deficiency                        (2,974,157)
                                                              ---------
Total Liabilities and Shareholders' Equity Deficiency              $ 70
                                                                    ===

                       See Notes to Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                (Not Reviewed)


                                                      2007           2006
                                                      ----           ----

Expenses:
   General and administrative                      $    475       $  2,205
                                                        ---          -----
Operating loss                                         (475)        (2,205)
                                                        ---          -----
Interest expense:
   Related parties (Note 2)                          28,754         28,649
   Other (Note 3)                                     5,996          5,996
                                                     ------         ------
   Total interest expense                            34,750         34,645
                                                     ------         ------
Net loss                                           $(35,225)      $(36,850)
                                                     ======         ======


Basic and diluted loss per common share:               $*             $*


Weighted average number of shares outstanding     4,343,262      4,343,262
                                                  =========      =========


*less than $.01 per share



                       See Notes To Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                 NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                (Not Reviewed)


                                                      2007           2006
                                                      ----           ----

Expenses:
   General and administrative                     $     552      $  21,310
                                                        ---          -----
Operating loss                                         (552)       (21,310)
                                                        ---          -----
Interest expense:
   Related parties (Note 2)                          85,530         85,191
   Other (Note 3)                                    17,976         17,976
                                                     ------         ------
   Total interest expense                           103,506        103,167
                                                    -------        -------
Net loss                                          $(104,058)     $(124,477)
                                                    =======        =======


Basic and diluted loss per common share             $(.03)         $(.03)


Weighted average number of shares outstanding     4,343,262      4,343,262
                                                  =========      =========



                       See Notes To Financial Statements

                              DIGITAL FUEL, INC.

                           STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                (Not Reviewed)


                                                         2007         2006
                                                         ----         ----

Cash flows from operating activities:
   Net loss                                           $(104,058)   $(124,477)
                                                        -------      -------
   Adjustments to reconcile net loss
   to net cash used in operations:

   Change in operating liabilities:
      Increase in accts pay, related parties                  0        5,625
      Decrease in accounts payable                       (4,111)        (178)
      Increase in accrued interest                       17,976       17,976
      Increase in accrued interest, related parties      85,530       85,191
      Increase in accrued salaries                            0       15,000
                                                         ------       ------
   Total adjustments                                     99,395      123,614
                                                         ------       ------
Net cash used in operating activities                    (4,663)        (863)
                                                          -----          ---
Cash flows from financing activities:
   Proceeds from notes payable-related parties (Note 2)   4,600          900
                                                          -----          ---
Net cash provided by financing activities                 4,600          900
                                                          -----          ---
Increase/Decrease in cash                                   (63)          37

Cash, beginning                                             133          105
                                                            ---          ---
Cash, ending                                               $ 70         $142
                                                            ===          ===


During the nine months ended September 30, 2007, $0 was paid in interest.

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


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

    In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three and nine-month periods ended September 30, 2007 and 2006 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


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

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


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

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


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

    During the nine months ended September 30, 2007, SiteScape continued to operate at a loss.

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


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

                              DIGITAL FUEL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


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


Management's Discussion and Analysis for the nine months ended
September 30, 2007

Results of Operations

From September 1992 until July 1999, the Company had no operations and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Asset Purchase Agreement. From July 29, 1999 through September 30, 2007, activities primarily consisted of bringing the Company's filings under the Securities and Exchange Act of 1934 current; closing the Asset Purchase Agreement; effecting a reverse stock split, name change and reincorporation into Delaware; seeking business opportunities in the software and Internet businesses specifically the M2Direct licensing agreements and the SiteScape investment; and accounting for these transactions. During the nine months ended September 30, 2007, the Company incurred general and administrative expenses of $552 related to these activities.

SiteScape is currently engaged in research and development and marketing and advertising efforts to expand and grow their customer base. The Company has and will continue to regularly review the assumptions underlying the operation performance and cash flow forecasts of SiteScape to assess the investment's recoverability. Although SiteScape has revenues, it has operated at a loss. There are no assurances that SiteScape will achieve profitability or that its existing cash balances and cash flows from future operations will be sufficient to meet its working capital requirements. SiteScape continues to consume cash as it executes its business plan. During the second quarter of 2000, the Company did charge a portion of SiteScape's research and development and marketing and advertising expenses against the carrying value of its investment, which reduced the investment to zero on its Balance Sheet. During the nine months ended September 30, 2007, SiteScape continued to operate at a loss.

The Company incurred interest expense for the nine months ended September 30, 2007 of $103,506 in connection with the various loans as described in the notes to the financial statements. Through September 30, 2007, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $854,570 for certain investment transactions and the ongoing cash needs of the Company. Through September 30, 2007, an entity controlled by Mr. Metz and Mr. Metz himself have made loans to the Company totaling $330,275 for certain investment transactions and the ongoing cash needs of the Company.

Liquidity and Capital Resources

As of September 30, 2007, the Company had a working capital deficiency of $2,974,157.

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



Date: November 9, 2007