Form 10KSB
period 2007-12-31
DIGITAL FUEL INC
filed 2008-03-28
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                 FORM 10-KSB

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the fiscal year ended:  December 31, 2007

                                      OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

    For the transition period from ________________ to _________________

                       Commission file number:  000-16534

                              DIGITAL FUEL, INC.
                       ----------------------------------
                (Name of small business issued in its charter)

               Delaware                         45-0375367
            --------------                    --------------
            (State or other            (I.R.S. Employer I.D. Number)
            jurisdiction of
           incorporation or
            organization)

            6601 E. Grant Road, Suite 101, Tucson, Arizona 85715
           ------------------------------------------------------
            (Address of principal executive offices)  (Zip Code)

                                (520) 886-5354
                               ----------------
             (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value

Check whether the issuer is not required to file reports pursuant to Section
13 or 15(d) of the Exchange Act.  [   ]

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

          Yes [ X ]     No [   ]

     State issuer's revenue for its most recent fiscal year:  $0

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): Since the Common Stock of the Company is not currently traded and there is no market for the Company's Common Stock, the aggregate market value of the voting stock held by non-affiliates is nominal.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 26, 2008, 4,343,262 shares of Common Stock, par value $.01 per share, were outstanding.

     Documents incorporated by reference: Schedule 14F1 Information Statement filed on July 16, 1999 and Schedule 14C Definitive Information Statement filed on May 9, 2000.

     Transitional Small Business Disclosure Format  (Check one):

          Yes [   ]     No [ X ]

                               DIGITAL FUEL, INC.
                                  FORM 10-KSB
                                    PART I

           CAUTIONARY NOTES REGARDING THE FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our current expectations, assumptions, beliefs, estimates and projections about our company, our industry and other related industries. The forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Generally, these forward-looking statements can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "should" and variations of such words or similar expressions. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including those discussed under the captions "Risks Related to Our New Business Ventures" and "Risks Related to the Internet and the Internet Industry."

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances.

ITEM 1.     DESCRIPTION OF BUSINESS.

       Note: Readers of this report should note that our business materially changed after August 31, 1999. Except as otherwise described in this report, the information in this report is given through December 31, 2007. As described in the Schedule 14F1 Information Statement, as filed with the Securities and Exchange Commission on July 16, 1999 and incorporated herein by reference, there was a change in control of Digital Fuel, Inc. Mr. Farley and the Metz Trust purchased a majority of the outstanding Common Stock, par value, $.01 per share ("Common stock") and began the process of bringing the filings with the Securities and Exchange Commission current. Under the current management, headed by Mr. Farley, we have resumed business operations seeking opportunities primarily in the emerging software and Internet technology industries. We are primarily engaged in providing capital, management and marketing resources for early stage technology companies and concepts.

       It is not our intention to conduct our business in a manner that would subject us to the Investment Company Act of 1940.

       (a)    Business Development

Change in Control and Restructure of Deucalion

       When used in this annual report on Form 10-KSB, the terms the "Company," "we," "us," "our," and "Digital Fuel" refer to Digital Fuel, Inc., a Delaware corporation. Deucalion Research, Inc. ("Deucalion"), a North Dakota company, was organized on May 3, 1983 and is the predecessor to Digital Fuel. In a stock purchase transaction (the "Transaction") made pursuant to a stock purchase agreement, dated July 29, 1999, Deucalion was purchased by Michael R. Farley and Forrest L. Metz (the "Stock Purchase Agreement"). Effective August 31, 1999, former management completed the Transaction whereby approximately 95% of the post transaction voting Common Stock (2,002,226 shares) was sold for an aggregate purchase price of $110,000. Also, effective August 31, 1999, the former directors and officers of Deucalion resigned and the purchasers were elected as our new directors and officers. Pursuant to the terms of the Transaction, the purchasers paid in August 1999, $100,000 of the purchase price in exchange for 147,766 shares of our Common Stock. After the reincorporation, recapitalization and merger, the purchasers were issued 1,855,460 additional shares of our Common Stock in exchange for $10,000 in debt due to them, which resulted in the purchasers owning 95% of Digital Fuel.

       Per the terms of the Stock Purchase Agreement, certain liabilities of Deucalion were settled including $38,836 owed for legal fees and $93,412 owed for management service fees. These liabilities were settled through the issuance of Common Stock equal to 0.5% or 10,538 shares and 1% or 21,076 shares, respectively, after completion of the reincorporation, recapitalization and merger.

       As a result of a special meeting of the Stockholders on June 1, 2000, and effective June 22, 2000, the domicile of the predecessor company was changed from the state of North Dakota to the state of Delaware by merging Deucalion with and into its recently formed and wholly owned Delaware subsidiary Digital Fuel. The merger also effected the following additional objectives: a 1-for-6,800 reverse stock split, with fractional shares being rounded up to the nearest whole share; a reduction in the authorized capital stock from 1,500,000,000 shares to 30,000,000; an increase in the par value of capital stock from $.000l to $.01 per share; and the authorization of the Board of Directors to issue up to 10,000,000 shares of blank check Preferred Stock.

       (b)    Narrative Description of Business

Current Status

       We will seek business opportunities in the software development and/or Internet businesses. Management does not plan to voluntarily deliver an annual report to security holders this year.

Investment in Preferred Stock Shares of SiteScape

       Effective September 1, 1999, the new management completed an agreement with Farley & Associates, Inc., an Arizona corporation ("F&A"), wholly owned by Michael R. Farley who is also chief executive officer, a director and a majority stockholder of Digital Fuel, whereby Digital Fuel acquired from F&A an option to purchase 516,667 shares of Series A Preferred Stock of SiteScape, Inc. ("SiteScape"). SiteScape is a provider of open collaboration software, including teaming plus conferencing products and they acquired AltaVista FORUM from Compaq Computer in April 1999. AltaVista FORUM is a collaboration software that provides ways to communicate, share resources and collaborate with groups of people within a company or across organizations.
                                       -4-

       We acquired this option to purchase shares of SiteScape in exchange for a $200,000 draw on a multiple advance promissory note extended to us by F&A of up to $800,000, bearing interest at 9% and due on demand (the "F&A Note"). The option to purchase the SiteScape Series A Convertible Preferred Stock was originally agreed to through negotiations between F&A and SiteScape and allows F&A (or its designee) to purchase 516,667 shares of SiteScape Preferred Stock at an exercise price of $1.9354 per share. The $200,000 represents reimbursement of travel and other direct expenses incurred by F&A in connection with their negotiations with SiteScape and also a fee for F&A's services. The $200,000 has been recorded as general and administrative expense in the accompanying statement of operations.

       Prior to September 1999, F&A provided $400,000 to SiteScape as a deposit on the option to purchase the Series A Convertible Preferred Stock. On September 1, 1999, we acquired F&A's rights to this deposit in exchange for a $400,000 draw on the F&A Note.

       Effective November 5, 1999, we exercised one-half of the SiteScape option shares and purchased 258,334 shares of Series A Convertible Preferred Stock at a total cost of $500,000. We paid $100,000 cash directly to SiteScape and applied the $400,000 SiteScape deposit described above. In February 2000, we exercised the remaining one-half of the SiteScape option shares and purchased 258,333 shares of Series A Convertible Preferred Stock for $500,000. At that point, we owned approximately 20% of the voting stock of SiteScape.

       On June 30, 2001, SiteScape issued to us options to purchase 103,338 shares of its common stock at $1.93 per share. Based on the SAIC Venture Capital Corporation ("SAIC") investment described below, the common shares of SiteScape had a value substantially less than the option price.

       In October of 2001, SiteScape received a term sheet from SAIC to purchase up to $2.5 million of its Series B Convertible Preferred Stock. On March 12, 2002 the first transaction was closed. The Series B Convertible Preferred Stock sold to the new investors will be senior to our Series A Convertible Preferred Stock in both payment of dividends and distribution. Each share of Series B Convertible Preferred Stock was sold for $.4164 per share and will be redeemed for $0.6246 per share or 1.5 times the original investment.

       As part of the investment agreement, the domicile of SiteScape was changed to Delaware and the Series A Convertible Preferred Stock was split 5 for 1. We now own 2,583,335 shares of Series A Convertible Preferred Stock which has, among other rights, the right to vote on general matters and the election of one member to the seven member Board of Directors of SiteScape, the ability of a one for one conversion into the common stock of SiteScape and dividend participation with common shares. We now own approximately 7.9% of SiteScape on a fully diluted basis.

       In addition, both the Series A and Series B Convertible Preferred Stock shall also be entitled to receive dividends if and when declared by SiteScape's Board of Directors at the cumulative rate of 8% per year compounded annually. Dividends are due only if the tangible net worth of SiteScape exceeds $25 million and if declared by the Board of Directors of SiteScape. As of December 31, 2007, no dividends have been declared by SiteScape. The Series A dividends are junior to the Series B Convertible Preferred Stock dividends, but senior to the common stock dividends.

SiteScape Acquisition by Novell, Inc.

       Pursuant to an Agreement and Plan of Merger dated February 13, 2008, Novell, Inc. acquired SiteScape, for approximately $18.5 million in cash and SiteScape became a fully owned subsidiary of Novell (the "SiteScape Merger"). As a result of the acquisition, all holders of outstanding shares of SiteScape were given the right to receive a cash payment in exchange for their stock. As a holder of 6.5% of SiteScape's stock, on a fully diluted basis, we received a cash payment and a portion of the purchase price was placed in an escrow account which will be released to us eighteen months (18) after the closing of the SiteScape Merger, in the event that Novell does not seek indemnification for inaccuracies contained in the representations and warranties of SiteScape in the merger agreement.

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

       Our success in the software license and development business is heavily dependent upon the timely introduction of successful new products or enhancements of existing products to replace declining revenues from products at the latter stage of a product cycle. Consumer preferences for software products are difficult to predict, and few consumer software products achieve sustained market acceptance. If revenue from new products or enhancements does not replace declining revenues from existing products, we may experience:

              - lower operating revenues;
              - lower net revenues;
              - lower cash flows; and
              - less liquidity.

Production delays could inhibit our success.

       The process of developing our software products is extremely complex. A significant delay in the introduction of one or more new products or enhancements could have a material adverse effect on the ultimate success of such products and we may experience:

              - lower operating revenues;
              - lower net revenues;
              - lower cash flows; and
              - less liquidity.

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

       We plan to enter into agreements and informal relationships with other software and computer companies under which the companies will use our products. We believe these arrangements are important to the promotion of our products and the public recognition of our company under the new "Digital Fuel" name. These arrangements typically are not exclusive and may be terminable upon little or no notice. Termination or alteration of these agreements could have any of the following effects on us:

              - limit or eliminate the market for our products;
              - limit or eliminate public recognition of the "Digital
                Fuel" name;
              - reduce revenues;
              - lower cash flows; and
              - impair liquidity.

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

Employees

       We currently have three employees, two of whom serve as our executive officers. Our founders are Michael R. Farley and Forrest L. Metz. Mr. Farley serves as our Chief Executive Officer and Mr. Metz formerly served as our President. However, Mr. Metz gave notice of his resignation as a Director and our President effective February 1, 2006. We do not intend to seek a replacement for the positions that Mr. Metz left vacant. Grant S. Papanikolas serves as our Chief Operating Officer and is a member of our Executive Committee along with Mr. Farley. Our total staff size is three persons and includes one administrative staff person.

ITEM 2.     PROPERTIES.

       We lease our office space of approximately 800 square feet. Our office is located at 6601 E. Grant Road, Suite 101, Tucson, Arizona 85715 and is sufficient for our operations.

ITEM 3.     LEGAL PROCEEDINGS.

       In August 2002, we entered into an agreement with Gelfond Hochstadt Pangburn, PC, a company that previously provided accounting services to us. The agreement required us to make monthly payments to Gelfond Hochstadt Pangburn to pay down its outstanding bills. In July 2005, we were unable to continue such payments, and as a result, a judgment was filed with the District Court in Denver County, Colorado against Digital Fuel, Inc. in the amount of $19,592.74. We are required to pay that balance plus 8% in interest from June 30, 2006 until such time as the obligation has been paid in full.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

       No matters were submitted to the Stockholders during 2007.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

       (a)    Market Information

       There is currently no public trading market for our Common Stock and we have no information regarding any bid or asked prices for our Common Stock since the first quarter of 1989. Prior to that time, our Common Stock was traded in the over the counter market and reported in the "pink sheets."

       (b)    Holders

       The number of holders of record of common shares as of March 26, 2008 was approximately 1,125.

       (c)    Dividends

       We have not paid a dividend with respect to our Common Stock and cannot be expected to pay a dividend on our Common Stock in the foreseeable future.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

       Management will actively seek to acquire companies involved in the software development business and/or Internet business. Because of the difficulty in raising working capital, management believes there are a number of small companies seeking an opportunity to expand their ability to raise capital by becoming part of us. We plan to work with several investment banking firms that can help us actively seek companies that meet our cash requirements and we have sufficient cash to operate for an additional two years. In 2008, we may explore the possibility of hiring a contract employee for the purposes of constructing a Digital Fuel website.

Management's Discussion and Analysis for the twelve months ended
December 31, 2007.

Results of Operations

       From September 1992 until July 1999, we had no operations and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Stock Purchase Agreement. From July 29, 1999 through December 31, 2007, activities primarily consisted of bringing our filings under the Securities and Exchange Act of 1934 current; closing the Stock Purchase Agreement; effecting a reverse stock split, name change and reincorporation in Delaware; seeking business opportunities in the software development and Internet businesses; and accounting for these transactions. During the twelve months ended December 31, 2007, we incurred general and administrative expenses of $884 related to these activities.

       We incurred interest expense for the twelve months ended December 31, 2007 of $138,255 in connection with the various loans as described in the notes to the financial statements. Through December 31, 2007, entities controlled by Mr. Farley and Mr. Farley himself have made loans to us totaling $854,570 for certain investment transactions and our ongoing cash needs. Through December 31, 2007, an entity controlled by Mr. Metz and Mr. Metz himself have made loans to us totaling $330,275 for certain investment transactions and our ongoing cash needs.

       We currently have no off balance sheet arrangements.

Liquidity and Capital Resources

       As of December 31, 2007, we had a working capital deficiency of $3,009,238.

       We anticipate an increased need for working capital during 2008 as we continue to seek companies that are potential merger candidates that have a requirement for additional capital. We are seeking additional working capital through debt and/or equity offerings, which will be used for the above-described purposes.

ITEM 7.     FINANCIAL STATEMENTS.

       Our financial statements as of December 31, 2007, and for each of the years in the two-year period ended December 31, 2007, are included as pages to this report on Form 10-KSB. The financial statements for the year ended December 31, 2007 have not been audited. We are actively seeking a registered accounting firm to audit and prepare our financial statements in accordance with Generally Accepted Accounting Principles:

              Management Statement Regarding Financial Statements
              Balance Sheet - December 31, 2007
              Statements of Operations - Years Ended December 31, 2007
                 and 2006
              Statements of Stockholders' Equity (Deficit) - Years Ended
                 December 31, 2007 and 2006
              Statements of Cash Flows - Years Ended December 31, 2007
                 and 2006
              Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Effective February 14, 2001, our Board of Directors engaged the accounting firm of Watson & Watson, C.P.A.s, P.C. as our independent accountants. Watson & Watson, C.P.A.s, P.C. was recommended by the Board of Directors to replace the firm of Gelfond Hochstadt Pangburn, P.C., who is no longer providing accounting and auditing services to us because of our inability to pay our outstanding bill for audit services. Due to their normal business practices, Gelfond Hochstadt Pangburn, P.C. cannot continue providing additional accounting services to us until our past bills have been brought current, and they declined to stand for re-election as reported on Form 8-K/A which was filed on March 1, 2001 and incorporated herein by reference.

ITEM 8A.    CONTROLS AND PROCEDURES.

None.

ITEM 8B.    OTHER INFORMATION.

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       (a)    Directors and Executive Officers

       As of December 31, 2007, we have two officers and one director, as follows:

             Name              Age                 Position(s)
       --------------------    ----       -----------------------------
       Michael R. Farley        64        Chief Executive Officer and
                                          Director since August 1999

       Grant S. Papanikolas     60        Chief Operating Officer since
                                          August 1999

       We do not have a nominating committee, audit committee or other committees performing similar functions. Our officers are elected by and serve at the pleasure of the Board of Directors.

       We did not hold stockholders' meetings during the fiscal years ended December 31, 1992, 1993, 1994, 1995, 1996, 1997, 1998 and 1999. We did hold a stockholders' meeting during the fiscal year ended December 31, 2000 for the purpose of merging Deucalion with Digital Fuel. We did not hold stockholders' meetings during the fiscal years ended December 31, 2001 through 2007.

       The following is a brief summary of the business experience of our director and executive officers:

       Michael R. Farley. Mr. Farley is the current President of Farley and Associates, Inc., a company involved in the business of providing financing and strategic business plans for small and medium sized companies. From 1994 until 1996, Mr. Farley served as Chairman of the Board and CEO of Green Turf, International, Inc., a company involved in the golf course maintenance business. From 1988 to 1994, Mr. Farley was a member of the Board of Directors of Mid-Atlantic Paging Company, Inc. and New Era Communications, Inc. Both of these affiliated companies were involved in the communications industry and specialized in pager technology. From 1988 to 1994, Mr. Farley was also the managing General Partner of the Richmond/Tidewater System, which was also involved in the communications industry and specialized in pager technology. In 1988, Mr. Farley served as Director of Communications for George Bush for President at the Republican National Convention. From 1985 to 1988 Mr. Farley served as Director, Chief Financial Officer and Vice President for Celutel, Inc., a company specializing in the development of cellular telephone systems.

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

       Grant S. "Skip" Papanikolas. Mr. Papanikolas has served as our Chief Operating Officer since August 1999. Mr. Papanikolas has over 30 years experience in the electronics and computer industry. He founded an electronics manufacturing company and operated it for 15 years prior to selling. His experience also includes 12 years of experience in the early development stages of the computer and electronics industry in California. Mr. Papanikolas serves as Secretary/Treasurer of MEM Holdings, Inc. since August 2006. Mr. Papanikolas also serves as Secretary/Treasurer of GSP Technical Sales, Inc. since September 2000.

Compliance with Section 16(a) of the Exchange Act

       Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers, sole director and persons who own more than ten percent of a registered class of our securities (collectively,

"reporting persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC"). Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 filed.

       To the best knowledge and our belief, no Section 16(a) filings were made by our 10% beneficial owners and our director during the last fiscal year.

       As we seek to implement a registered accounting firm, we will also adopt a code of ethics.

ITEM 10.    EXECUTIVE COMPENSATION.

       (a)    Compensation Under Plans.

       We currently have no stock option plan, stock bonus plan, other compensatory plan or arrangement, or employee benefit plan for employees, consultants, officers or directors.

       (b)    Other Executive Officer Compensation.

       No compensation was paid or distributed to any of our officers for services rendered to us during the period from December 31, 1989 through December 31, 1998. Compensation under $100,000 was paid to Messrs. Farley and Papanikolas during the period from September 1999 through December 1999. Compensation under $100,000 was paid to Messrs. Farley and Papanikolas during the period from January 2000 through February 2000. No compensation was paid or distributed to any of our executive officers for services rendered to us during the years ended December 31, 2001 through 2007.

       (c)    Compensation of Directors.

       We do not pay our sole director for his services in that capacity; however, our officers and sole director may receive reimbursement for out-of-pocket expenses incurred by them in connection with our business. Currently, we do not pay our director a fee for attendance at board meetings.

       We have no other arrangements pursuant to which our directors were compensated for services as a director. However, Mr. Farley received compensation under $100,000 as our Chief Executive Officer from January 2000 through February 29, 2000.

       (d)    Termination of Employment and Change in Control.

       There are no compensatory plans or arrangements with respect to any executive officer which results from the resignation, retirement or any other termination of the individual's employment with us, or from a change of control of Digital Fuel, or from a change of the individual's responsibilities.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       (a)    Security Ownership of Certain Beneficial Owners.

       The following table sets forth information as of December 31, 2007, regarding the beneficial ownership of shares of our only outstanding class of securities, our Common Stock, by our sole director, named executive officer, and by each person who, to our knowledge at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of our Common Stock.


                                                    Amount and
                                                      Nature
                                                        of         Percent
      Title of        Name and Address of           Beneficial        of
        Class           Beneficial Owner               Owner        Class
      --------        -------------------           ----------     -------

      Common Stock    Michael R. Farley, Chief       1,101,113       25.4%
                      Executive Officer and
                      Director
                      6601 E. Grant Rd Ste 101
                      Tucson, Arizona 85715

      Common Stock    Forrest L. Metz                1,101,113       25.4%
                      877 S. Alvernon Way
                      Tucson, Arizona 85711 (1)

      Common Stock    Grant S. Papanikolas, Chief    1,185,000       27.3%
                      Operating Officer
                      3968 E. Expedition Way
                      Phoenix, Arizona 85050

      Common Stock    Officers and Directors         2,286,113       52.6%
                      as a Group
                      6601 E. Grant Rd Ste 101
                      Tucson, Arizona 85715

------------
(1) Includes shares placed in the Metz Trust, of which Mr. Metz is the Trustee, for the benefit of D. Kim Metz, Forrest L. Metz, Jr. and Jenifer K. Metz.



       (b)    Securities Authorized For Issuance Under Equity Compensation
Plans.

       None.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Advance Notes

       On September 1, 1999, F&A extended a multiple advance promissory note to us for up to a maximum aggregate principle amount of $800,000, bearing interest at 9% and due on demand (the "F&A Note"). On October 28, 1999, the Metz Trust extended a multiple advance promissory note with identical terms to the F&A Note (the "Metz Trust Note"; the F&A Note and the Metz Note are referred to collectively as the "Advance Notes") for up to $150,000. The Metz Trust is controlled by Forrest Metz who was a former officer and director, and is a majority stockholder of Digital Fuel. F&A is wholly owned by Michael R. Farley who is an officer, director and majority stockholder of Digital Fuel. Under the Advance Notes, F&A and the Metz Trust will each receive 100,000 shares of our post recapitalization Common Stock. Management believes that these shares have a nominal market value based on various factors including our financial position and the fact that there is no current market for our Common Stock. In addition, through December 31, 2000 each of the holders of the Advance Notes had the option to convert all or part of any outstanding principal to post recapitalization units at the rate of $1.00 per unit. Each unit would have consisted of one share of our Common Stock and one share of our 8% Preferred Stock (which has not yet been authorized) (the "8% Preferred Stock"). None of the holders have exercised this option. We also had the right to require the holders of the Advance Notes to convert the outstanding principal of the notes to units if we sold 4,000,000 shares of the 8% Preferred Stock before December 31, 2000, which has not occurred.

Other Loans

       On September 30, 1999, the Farley Family Partnership extended to us $200,000 in return for a promissory note of $200,000, bearing interest at 9% and payable on demand. The Farley Family Partnership is controlled by Michael
R. Farley, our Chief Executive Officer and Director. The $200,000 was advanced for our immediate cash needs.

       In 1999, we entered into four software license agreements in exchange for initial fees of $250,000. The licenses relate to an "electronic envelope" technology used for the secure distribution and selling of goods and services via the Internet. The technology was developed by Deskgate Technologies Inc. and the licensor was M2DIRECT, Inc. We obtained the license agreements from the original parties who negotiated the terms with M2DIRECT, Inc. Two of these parties are entities controlled by the majority stockholders and management of Digital Fuel. The other two parties are unrelated entities. The initial fees and the continuing license fees to be paid by us are equivalent to the fees negotiated between M2DIRECT, Inc. and each of the parties. The initial fees of $250,000 are included in general and administrative expense. Of the total, $40,000 was financed through long-term notes payable ($30,000 due to related parties) which bear interest at 8%, are unsecured and are due October 2001; $5,000 was financed through the F&A Note; and the remaining balance of $205,000 ($145,000 due to related parties) has been accrued and was due through June 2000.

       In May 2000, M2DIRECT, Inc. filed for bankruptcy. We attempted to obtain the licenses during the bankruptcy proceedings and were denied. As a result of the bankruptcy, all payments due under the M2DIRECT, Inc. notes ceased.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.
       (a) Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.


Number                           Description
------            -----------------------------------------------------------
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

3(i)(c) Bylaws, incorporated by reference to Exhibit (3.1) to the Company's Registration Statement on Form S-18 filed August 13, 1987, Registration No. 33-16535.

(10.1)            Stock Purchase Agreement Between the Company and Michael R.
                  Farley and Forrest L. Metz, dated April 20, 1999, incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the period ended
                  December 31, 1998.

3(ii)(a) Certificate of Incorporation, incorporated by reference to Exhibit A of the Schedule 14C Information Statement filed on May 9, 2000

3(ii)(b)          Bylaws of Digital Fuel, Inc., incorporated by reference to
                  Exhibit 3(ii) of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICE.

       We are actively seeking a registered accounting firm to audit and prepare our financial statements in accordance with Generally Accepted Accounting Principles. In 2007, we did not utilize an accounting firm.

                              DIGITAL FUEL, INC.

                    YEARS ENDED DECEMBER 31, 2007 AND 2006

                                   CONTENTS
                                                                         Page

Management statement regarding financial statements........................1

Financial statements:

Balance sheet..............................................................2

Statements of operations...................................................3

Statements of stockholders' equity deficiency..............................4

Statements of cash flows...................................................5

Notes to financial statements..............................................6

                        MANAGEMENT STATEMENT REGARDING

                             FINANCIAL STATEMENTS


The balance sheet of Digital Fuel, Inc. as of December 31, 2007 and the related statements of operations, stockholders' equity deficiency and cash flows for the year ended December 31, 2007 have not been audited.

Management is searching for an auditor who is registered with the Public Company Accounting Oversight Board as required by Section 102 of the Sarbanes-Oxley Act of 2002.

                              DIGITAL FUEL, INC.

                                BALANCE SHEET

                              December 31, 2007
                                 (Unaudited)


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
                                                                    ===

                LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                               $1,269,845
      Other (Note3)                                             250,000

   Accounts payable:
      Related parties                                            45,554
      Other                                                     289,528
   Accrued management fees                                      271,667
   Accrued interest expense, related parties (Note 2)           882,714
                                                                -------
Total current liabilities                                     3,009,308
                                                              ---------
Shareholders' equity deficiency:
   Preferred stock, $.01 par value;
      authorized 10,000,000 shares;
      issued -0- shares
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued 4,343,262 shares                                    43,433
   Capital in excess of par value                             2,370,312
   Accumulated deficit                                       (5,422,983)
                                                              ---------
Total shareholders' equity deficiency                        (3,009,238)
                                                              ---------
Total Liabilities and Shareholders' Equity Deficiency              $ 70
                                                                    ===

                       See Notes to Financial Statements

                              DIGITAL FUEL, INC.

                           STATEMENTS OF OPERATIONS

                    YEARS ENDED DECEMBER 31, 2007 AND 2006
                                 (Unaudited)


                                                     2007          2006
                                                     ----          ----

Expenses:
   General and administrative                         884        21,638
                                                   ------        ------
Operating loss                                       (884)      (21,638)
                                                   ------        ------
Interest expense:
   Related parties (Note 2)                       114,284       113,841
   Other (Note 3)                                  23,971        23,971
                                                   ------        ------
Total interest expense                            138,255       137,812
                                                  -------       -------
Net Loss                                        $(139,139)    $(159,450)
                                                  =======       =======

Basic and diluted loss per common share           $(.03)        $(.04)
                                                    ===           ===

Weighted average number of shares outstanding   4,343,262     4,343,262
                                                =========     =========


                       See Notes To Financial Statements

                                    DIGITAL FUEL, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY

                          YEARS ENDED DECEMBER 31, 2007 AND 2006
                                       (Unaudited)

                                      Common stock       Capital in                     Treasury stock
                                ----------------------     excess      Accumulated    -------------------
                                Shares          Amount     of par        deficit      Shares       Amount       Total
                                ------          ------    --------      ---------     ------       ------       -----

Balances, December 31, 2005  4,343,262        $43,433    $2,370,312   $(5,124,394)                         $(2,710,649)

Net loss                                                                 (159,450)                            (159,450)

Balances, December 31, 2006  4,343,262        $43,433    $2,370,312   $(5,283,844)                         $(2,870,099)

Net loss                                                                 (139,139)                            (139,139)

Balances, December 31, 2007  4,343,262        $43,433    $2,370,312   $(5,422,983)                         $(3,009,238)
                             =========         ======     =========     =========                            =========

                              DIGITAL FUEL, INC.

                           STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 2007 AND 2006
                                 (Unaudited)


                                                        2007          2006
                                                        ----          ----

Cash flows from operating activities:
   Net loss                                        $(139,139)    $(159,450)
                                                     -------       -------
Change in operating liabilities:
   Increase in accounts payable, related parties           0         5,625
   Increase in accounts payable                       20,192        24,112
   Increase in accrued interest, related parties     114,284       113,841
   Increase in accrued salaries                            0        15,000
                                                     -------       -------
Total adjustments                                    134,476       158,578
                                                     -------       -------
Net cash used in operating activities                 (4,663)         (872)
                                                       -----           ---

Cash flows from financing activities:
   Proceeds from notes payable-related
      parties (Note 2)                                 4,600           900
                                                       -----           ---
Net cash provided by financing activities              4,600           900
                                                       -----           ---

Decrease/Increase in cash                                (63)           28

Cash, beginning                                          133           105
                                                         ---           ---
Cash, ending                                            $ 70          $133
                                                         ===           ===


During the twelve months ended December 31, 2007, $0 was paid for interest.

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2007 AND 2006


1.  Summary of Significant Accounting Policies and Business of the Company:

    Business of the Company:

    Deucalion Research, Inc. (prior name of the Company) was organized on May 3, 1983, and at December 31, 2007, the Company is engaged primarily in providing capital, management and marketing resources for early stage technology companies and concepts. The Company had no significant operations from 1992 through August 1999.

    Cash and Cash Equivalents:

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2007, the Company held no cash equivalents.

    Research and Development:

    Research and development costs are expensed as incurred. During 2007, the Company incurred $0 of research and development expenses related to its investments.

    Marketing and Advertising:

    Marketing and advertising costs are expensed as incurred. During 2007, the Company incurred $0 of marketing and advertising expenses related to its investments.

    Comprehensive Income:

    Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income establishes requirements for disclosures of comprehensive income, which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translations adjustments, among others. For the years ended December 31, 2007 and 2006, the Company did not have any components of comprehensive income to report.

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

    Net Loss per Share of Common Stock:

    Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential Common Stock instruments which would result in diluted loss per share in 2007 and 2006.

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

    During the quarter ended June 30, 2000, Deucalion held a Special Meeting of its stockholders to consider and vote upon the reincorporation, recapitalization and merger of Deucalion with and into its wholly owned Delaware subsidiary, Digital Fuel, Inc., as described in the Schedule 14C Information Statement filed with the Securities and Exchange Commission on May 9, 2000 and incorporated herein by reference. The effect of the transaction approved at the Special Meeting included: changing the name of the Company from Deucalion Research, Inc. to Digital Fuel, Inc.; effecting a one-for-6, 800 reverse stock split; reducing the authorized capital of the Company from 1,500,000,000 shares to 30,000,000 shares; increasing the par value of the Company's Common Stock from $.000l to $.0l per share; and authorizing the Board of Directors to issue up to 10,000,000 shares of blank check Preferred Stock. All share and per share amounts in the accompanying financial statements reflect the reverse stock split.

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

    The Farley Family Partnership note, entered into on September 30, 1999, provided the Company with working capital. The Farley & Associates, Inc. (F&A) note was entered into in connection with the Company's investment activities. Farley Family Partnership and F&A are entities controlled by Michael R. Farley, who is also an officer, director and major stockholder of the Company. The Metz Trust note, entered into on October 28, 1999, provided the Company working capital. The Metz Trust is an entity controlled by Forrest L. Metz, who is also a member of the board of directors and a major stockholder of the Company. The Grant Papanikolas note, entered into on February 22, 2000, provided the company with working capital. Papanikolas is an officer of the Company. The Michael Farley note, entered into on April 28, 2000, provided the company with working capital. Farley is an officer of the Company.

    On September 1, 1999, Farley & Associates contributed its interest in SiteScape, Inc. to Digital Fuel in exchange for a note. When F&A purchased the interest in SiteScape on June 22, 1999, $300,000 of the purchase price was borrowed from Horseshoe Management Company, which is located in Tucson, Arizona. Both Mr. Metz and Mr. Farley personally guaranteed the loan, and the loan became due in January of 2006. Mr. Metz and Mr. Farley have personally paid back the loan to Horseshoe, and F&A is transferring $150,000 of the principal due under its note to Digital Fuel to Forrest L. Metz. The effect on the company's balance sheet will be zero because the loan from F&A to Digital Fuel will be reduced by $150,000 plus accrued interest and a new note of $150,000 plus accrued interest from the original date will be given to Forrest L. Metz. Since both Mr. Farley and Mr. Metz are related parties it will have no net effect on the Balance Sheet.

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

4.  Option to Purchase Shares of SiteScape:

    In February 2000, the Company exercised the remaining one-half of its SiteScape option shares and purchased 258,333 shares of Series A Convertible Preferred Stock for $500,000. At the completion of the above-described transactions, the Company owned 516,667 shares of SiteScape's Series A Convertible Preferred Stock, which represents approximately 20% of the voting stock of SiteScape.

    SiteScape's Series A Convertible Preferred Stock has, among other rights, the right to vote on general matters, the ability of a one for one conversion into Class A Voting Common Stock of SiteScape, dividend participation with common shares, and the right to elect two members to the board of directors of SiteScape. The Series A Convertible Preferred Stock is to be automatically converted to Common Stock if SiteScape completes an initial public offering and realizes at least $20,000,000.

    The Series A Convertible Preferred Stock is also entitled to receive dividends, if and when declared by SiteScape's board of directors, at the cumulative rate of 8% per year compounded annually. Dividends are due only if declared by the board of directors and the tangible net worth of SiteScape exceeds $25 million. SiteScape is an Internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. AltaVista FORUM is a collaboration software, which provides ways to communicate, share resources and collaborate with groups of people within a company or across organizations.

    SiteScape was acquired by Novell pursuant to an Agreement and Plan of Merger dated February 13, 2008 for approximately $18.5 million in cash and SiteScape became a fully owned subsidiary of Novell. As a result of the acquisition, all holders of outstanding shares of SiteScape were given the right to receive a cash payment in exchange for their stock.
    As a holder of 6.5% of SiteScape's stock, on a fully diluted basis, we received a cash payment and a portion of the purchase price was placed in an escrow account which will be released to us eighteen months (18) after the closing of the SiteScape Merger, in the event that Novell does not seek indemnification for inaccuracies contained in the representations and warranties of SiteScape in the merger agreement.

5.  Stock Purchase Agreement:

    Per the terms of the Stock Purchase Agreement, certain liabilities of Deucalion were settled including $38,836 owed for legal fees and $93,412 owed for management service fees. These liabilities were settled through the issuance of Common Stock equal to 0.5% or 10,538 shares and 1% or 21,076 shares, respectively, after completion of the reincorporation, recapitalization and merger. Effective August 31, 1999, the Stock Purchase Agreement between the Company and Michael Farley and Forrest Metz was closed. Under the agreement, Farley and Metz purchased 2,002,226 shares of Common Stock for $110,000. Effective August 31, 1999, the Company issued 147,766 shares in exchange for $100,000 and after the reincorporation, recapitalization and merger, the purchasers were issued 1,855,460 additional shares of the Company's Common Stock in exchange for the $10,000 in debt due to them.

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

7.  Going Concern:

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses in 2007 and 2006, and has a working capital deficiency of

    $3,009,238 and a stockholders' equity deficiency of $3,009,238 at December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Management's plans in regard to these matters include:

    (a) Continued financing of certain operating transactions through the use of related party debt (Note 2).

    (b) Seeking additional working capital through debt and/or equity offerings, which will be used to further market and develop its licensing agreements and/or other potential investments opportunities.

8.  Income Taxes:

    At December 31, 2007, the Company had a net operating loss carryforward of approximately $4,858,453 which is available to offset future taxable income, if any, through 2021. Based on statutory rates, the Company's expected tax benefit arising from the net operating loss carryforward would be approximately $1,651,874. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In addition, the- Company's net operating loss carryforward may be subject to annual limitations which could reduce or defer the utilization of the losses due to the Company's ownership changes that occurred in 1999.

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



                                          DIGITAL FUEL, INC.



Date: March 28, 2008                      By: /s/ Michael R. Farley
                                             -----------------------
                                             Michael R. Farley
                                             Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


       Signatures                        Title                  Date
      ------------                      -------                ------


 /s/ Michael R. Farley                  Director            March 28, 2008
-----------------------
Michael R. Farley, Chief
Executive Officer and Director