Form 10QSB
period 2008-03-31
DIGITAL FUEL INC
filed 2008-05-13
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2008

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

            Yes  [ X ]    No  [   ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of May 9, 2008.

                              DIGITAL FUEL, INC.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS




                        MANAGEMENT STATEMENT REGARDING
                             FINANCIAL STATEMENTS


The accompanying balance sheet of Digital Fuel, Inc. as of March 31, 2008 and the related statements of operations and statements of cash flows for the three-month period then ended have not been reviewed.

Management is searching for an auditor who is registered with the Public Company Accounting Oversight Board as required by Section 102 of the Sarbanes-Oxley Act of 2002.

                              DIGITAL FUEL, INC.
                           CONDENSED BALANCE SHEET
                                MARCH 31, 2008
                                (Not Reviewed)


                                    ASSETS

Current assets:
   Cash                                                       $577,957
                                                               -------
Total current assets                                           577,957
                                                               -------
Investments (Note 4):
   Holdback from sale of SiteScape                             181,142
                                                               -------
Total Assets                                                  $759,099
                                                               =======


                LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                              $1,269,845
      Other (Note 3)                                           250,000

   Accounts payable, other                                     245,181

   Accrued interest expense, related parties
      (Note 2)                                                 911,225
                                                               -------
Total current liabilities                                    2,676,251
                                                             ---------

Stockholders' equity deficiency:
   Preferred stock, $.01 par value;
      authorized 10,000,000 shares;
      issued -0- shares
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued 4,343,262 shares                                   43,433
   Capital in excess of par value                            2,370,312
   Accumulated deficit                                      (4,330,897)
                                                             ---------
Total stockholders' equity deficiency                       (1,917,152)
                                                             ---------
Total Liabilities and Stockholders' Equity Deficiency         $759,099
                                                               =======


                       See Notes to Financial Statements

                              DIGITAL FUEL, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                (Not Reviewed)


                                                      2008           2007
                                                      ----           ----
Income:
   Sale of SiteScape                               $1,122,835
                                                    ---------
Total Income                                        1,122,835


Expenses:
   General and administrative                          16,481       $     69
   Write off certain accounts payable                 (20,235)             0
                                                       ------             --
   Total operating expenses                            (3,754)            69
                                                        -----             --
Operating income/loss                               1,126,589            (69)
                                                    ---------             --
Interest expense:
   Related parties (Note 2)                            28,511         28,265
   Other (Note 3)                                       5,992          5,988
                                                       ------         ------
   Total interest expense                              34,503         34,253
                                                       ------         ------
Net income/loss                                    $1,092,086       $(34,322)
                                                    =========         ======


Basic and diluted income/loss per common share:        $0.25            $*

Weighted average number of shares outstanding       4,343,262      4,343,262


* less than $.01 per share



                        See Notes To Financial Statements

                              DIGITAL FUEL, INC.
                           STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                (Not Reviewed)


                                                      2008           2007
                                                      ----           ----

Cash flows from operating activities:
   Net income/loss                                 $1,092,086       $(34,322)
                                                    ---------         ------
   Adjustments to reconcile net loss
   to net cash used in operations:

   Change in operating liabilities:
      Decrease in accounts payable                    (50,339)        (4,586)
      Increase in accrued interest                      5,992          5,988
      Decrease in accounts payable,
         related parties                              (45,554)             0
      Increase in accrued interest,
         related parties                               28,511         28,266
      Decrease in accrued salaries                   (271,667)             0
                                                      -------         ------
   Total adjustments                                 (333,057)        29,668
                                                      -------         ------
Net cash used in operating activities                 759,029         (4,654)
                                                      -------          -----

Cash flows from financing activities:
   Proceeds from notes payable, related parties
      (Note 2)                                              0          4,600
                                                       ------          -----
Net cash provided by financing activities                   0          4,600
                                                       ------          -----

Cash flows from investing activities:
   Holdback from sale of interest in
      SiteScape (Note 4)                             (181,142)             0
                                                      -------          -----
Net cash provided by investing activities            (181,142)             0
                                                      -------          -----

Increase/decrease in cash                             577,887            (54)

Cash, beginning                                            70            133
                                                      -------            ---
Cash, ending                                         $577,957           $ 79
                                                      =======            ===


During the three months ended March 31, 2008, $0 was paid in interest.

                              DIGITAL FUEL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 2008 AND 2007


1.  Basis of presentation:

    The financial statements of Digital Fuel, Inc. (the "Company") included in this Form 10-QSB have not been reviewed. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

    In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2008 and 2007 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                              DIGITAL FUEL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 2008 AND 2007


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

    The Farley Family Partnership note, entered into on September 30, 1999, provided the Company with working capital. The Farley & Associates, Inc. note was entered into in connection with the Company's investment activities. Farley Family Partnership and Farley & Associates are entities controlled by Michael R. Farley, who is an officer, director and major stockholder of the Company. The Metz Trust note, entered into on October 28, 1999, provided the Company working capital. The Metz Trust is an entity controlled by Forrest L. Metz, who was a member of the Board of

                              DIGITAL FUEL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 2008 AND 2007


2.  Notes payable, related parties (continued):

    Directors until his resignation effective February 1, 2006 and is a major stockholder of the Company. The Papanikolas note, entered into on February 22, 2000, provided the Company with working capital. Papanikolas is an officer of the Company.

    The Farley note, entered into on April 28, 2000, provided the company with working capital. Farley is an officer of the Company. On September 1, 1999, Farley & Associates contributed its interest in SiteScape, Inc. to Digital Fuel in exchange for a note. When Farley & Associates purchased the interest in SiteScape on June 22, 1999, $300,000 of the purchase price was borrowed from Horseshoe Management Company, which is located in Tucson, Arizona. Both Mr. Metz and Mr. Farley personally guaranteed the loan, and the loan became due in January of 2006. Mr. Metz and Mr. Farley personally paid back the loan to Horseshoe, and Farley & Associates transferred $150,000 of the principal due under its note to Digital Fuel to Forrest L. Metz. The effect on the Company's balance sheet is zero because the loan from Farley & Associates to Digital Fuel was reduced by $150,000 plus accrued interest and a new note of $150,000 plus accrued interest from the original date was given to Forrest L. Metz. Since both Mr. Farley and Mr. Metz are related parties it had no net effect on the Balance Sheet.

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

                              DIGITAL FUEL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 2008 AND 2007


4.  Investment in SiteScape:

    In February 2000, the Company exercised the remaining one-half of its SiteScape option shares and purchased 258,333 shares of Series A Convertible Preferred Stock for $500,000. At completion of the transaction, the Company owned 516,667 shares of SiteScape's Series A Convertible Preferred Stock, which represented approximately 20% of the voting stock of SiteScape.

    SiteScape's Series A Convertible Preferred Stock had, among other rights, the right to vote on general matters, the ability of a one for one conversion into Class A Voting Common Stock of SiteScape, dividend participation with common shares, and the right to elect two members to the board of directors of SiteScape. The Series A Convertible Preferred Stock was to be automatically converted to common stock if SiteScape completed an initial public offering and realized at least $20 million.

    The Series A Convertible Preferred Stock was also entitled to receive dividends, if and when declared by SiteScape's Board of Directors, at the cumulative rate of 8% per year compounded annually. Dividends were due only if declared by the Board of Directors and the tangible net worth of SiteScape exceeded $25 million. SiteScape is an Internet based start up company that acquired AltaVista FORUM from Compaq Computer in April 1999. AltaVista FORUM is a collaboration software, which provides ways to communicate, share resources, and collaborate with groups of people within a company or across organizations.

    SiteScape was acquired by Novell pursuant to an Agreement and Plan of Merger dated February 13, 2008 for approximately $18.5 million in cash and SiteScape became a fully owned subsidiary of Novell (the "SiteScape Merger"). As a result of the acquisition, additional shares were issued to management of SiteScape which reduced our interest in SiteScape to 6.5%. All holders of outstanding shares of SiteScape were given the right to receive a cash payment in exchange for their stock. As a holder of 6.5% of SiteScape's stock, on a fully diluted basis, we received a cash payment of $941,693 at the closing of the SiteScape Merger. Additionally, $181,142 was placed in an escrow account which will be released to us eighteen (18) months after the closing of the SiteScape Merger, in the event that Novell does not seek indemnification for inaccuracies contained in the representations and warranties of SiteScape in the merger agreement.

                              DIGITAL FUEL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 2008 AND 2007


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

7.  Income taxes:

    At December 31, 2007, the Company had a net operating loss carryforward of approximately $4,858,453, which is available to offset future taxable income, if any, through 2021. Based on statutory rates, the Company's expected tax benefit arising from the net operating loss carryforward is approximately $1,651,874. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In addition, the Company's net operating loss carryforward may be subject to annual limitations which could reduce or defer the utilization of the losses due to the Company's ownership changes that occurred in 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Cautionary Notes Regarding the Forward Looking Statements

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

Management's Plan of Operation

Management will actively seek to acquire companies involved in the software development business and/or Internet business. Because of the difficulty in raising working capital, management believes there are a number of small companies seeking an opportunity to expand their ability to raise capital by becoming part of Digital Fuel. We plan to work with several investment banking firms that can help actively seek companies that meet our requirements and we have sufficient cash to operate for an additional two years.

Investment in Preferred Stock Shares of SiteScape, Inc.

Effective September 1, 1999, management completed an agreement with Farley & Associates, Inc., an Arizona corporation, wholly owned by Michael R. Farley who is also chief executive officer, a director and a majority stockholder of Digital Fuel, whereby Digital Fuel acquired from Farley & Associates an option to purchase 516,667 shares of Series A Preferred Stock of SiteScape, Inc. SiteScape is a provider of open collaboration software, including teaming plus conferencing products and they acquired AltaVista FORUM from Compaq Computer in April 1999. AltaVista FORUM is a collaboration software that provides ways to communicate, share resources and collaborate with groups of people within a company or across organizations.

We acquired this option to purchase shares of SiteScape in exchange for a $200,000 draw on a multiple advance promissory note extended to us by Farley & Associates of up to $800,000, bearing interest at 9% and due on demand (the "Farley & Associates Note"). The option to purchase the SiteScape Series A Convertible Preferred Stock was originally agreed to through negotiations between Farley & Associates and SiteScape and allowed Farley & Associates (or its designee) to purchase 516,667 shares of SiteScape Preferred Stock at an exercise price of $1.9354 per share. The $200,000 represents reimbursement of travel and other direct expenses incurred by Farley & Associates in connection with their negotiations with SiteScape and also a fee for Farley & Associates' services. The $200,000 was recorded as general and administrative expense.

Prior to September 1999, Farley & Associates provided $400,000 to SiteScape as a deposit on the option to purchase the Series A Convertible Preferred Stock. On September 1, 1999, we acquired Farley & Associates' rights to this deposit in exchange for a $400,000 draw on the Farley & Associates Note.

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

In October 2001, SiteScape received a term sheet from SAIC to purchase up to $2.5 million of its Series B Convertible Preferred Stock. On March 12, 2002 the first transaction was closed. The Series B Convertible Preferred Stock sold to the new investors were senior to our Series A Convertible Preferred Stock in both payment of dividends and distribution. Each share of Series B Convertible Preferred Stock was sold for $.4164 per share and will be redeemed for $0.6246 per share or 1.5 times the original investment.

As part of the investment agreement, the domicile of SiteScape was changed to Delaware and the Series A Convertible Preferred Stock was split five for one. We owned 2,583,335 shares of Series A Convertible Preferred Stock which had, among other rights, the right to vote on general matters and the election of one member to the seven member Board of Directors of SiteScape, the ability of a one for one conversion into the common stock of SiteScape and dividend participation with common shares. We then owned approximately 7.9% of SiteScape on a fully diluted basis.

In addition, both the Series A and Series B Convertible Preferred Stock were also entitled to receive dividends if and when declared by SiteScape's Board of Directors at the cumulative rate of 8% per year compounded annually. Dividends were due only if the tangible net worth of SiteScape exceeded $25 million and if declared by the Board of Directors of SiteScape. As of December 31, 2007, no dividends were declared by SiteScape. The Series A dividends were junior to the Series B Convertible Preferred Stock dividends, but senior to the common stock dividends.

SiteScape Acquisition by Novell, Inc.

Pursuant to an Agreement and Plan of Merger dated February 13, 2008, Novell, Inc. acquired SiteScape for approximately $18.5 million in cash and SiteScape became a fully owned subsidiary of Novell (the "SiteScape Merger"). As a result of the acquisition, additional shares were issued to management of SiteScape which reduced our interest in SiteScape to 6.5%. All holders of outstanding shares of SiteScape were given the right to receive a cash payment in exchange for their stock. As a holder of 6.5% of SiteScape's stock, on a fully diluted basis, we received a cash payment of $941,693 at the closing of the SiteScape Merger. Additionally, $181,142 was placed in an escrow account which will be released to us eighteen (18) months after the closing of the SiteScape Merger, in the event that Novell does not seek indemnification for inaccuracies contained in the representations and warranties of SiteScape in the merger agreement.

Management's Discussion and Analysis for the three months ended March 31, 2008: Results of Operations

From September 1992 until July 1999, we had no operations and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Stock Purchase Agreement. From July 29, 1999 through March 31, 2008, activities primarily consisted of bringing our filings under the Securities and Exchange Act of 1934 current; closing the Stock Purchase Agreement; effecting a reverse stock split, name change and reincorporation into Delaware; seeking business opportunities in the software development and Internet businesses; and accounting for these transactions. During the three months ended March 31, 2008, we incurred general and administrative expenses of $16,481 related to these activities.

We incurred interest expense for the three months ended March 31, 2008 of $34,503 in connection with the various loans as described in the notes to the financial statements. Through March 31, 2008, entities controlled by Mr. Farley and Mr. Farley himself have made loans to us totaling $854,570 for certain investment transactions and our ongoing cash needs. Through March 31, 2008, an entity controlled by Mr. Metz and Mr. Metz himself have made loans to us totaling $330,275 for certain investment transactions and our ongoing cash needs.

We currently have no off balance sheet arrangements.

Liquidity and Capital Resources

As of March 31, 2008, we had a working capital deficiency of $1,917,152.

We anticipate an increased need for working capital during 2008 as we continue to seek companies that are potential merger candidates that have a requirement for additional capital. We are seeking additional working capital through debt and/or equity offerings, which will be used for the above-described purposes.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
        In August 2002, we entered into an agreement with Gelfond Hochstadt Pangburn, PC, a company that previously provided accounting services to us. We were required in the terms of the agreement to make monthly payments to Gelfond Hochstadt Pangburn to pay down the outstanding bills. In July 2005, we were unable to continue such payments, and as a result, a judgment was filed with the District Court in Denver County, Colorado against Digital Fuel, Inc. in the amount of $19,592.74. We were required to pay that balance plus 8% in interest from June 30, 2006 until such time as the obligation has been paid in full. On April 7, 2008 we agreed to settle all outstanding obligations with Gelfond Hochstadt Pangburn for $15,000.

Item 2. CHANGES IN SECURITIES
        None

Item 3. DEFAULTS UPON SENIOR SECURITIES
        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
        None

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




                            DIGITAL FUEL, INC.
                              (Registrant)

By: /s/ Michael R. Farley
    --------------------
    Michael R. Farley
    Chief Executive Officer


Date: May 13, 2008