Form 10-Q
period 2008-06-30
DIGITAL FUEL INC
filed 2008-08-11
CIK 820295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2008

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [ X ]         No  [   ]


Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

          Large Accelerated Filer  [   ]     Accelerated Filer  [   ]

                         Non-Accelerated Filer  [ X ]

                              DIGITAL FUEL, INC.


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                         Yes  [   ]         No  [ X ]


As of August 8, 2008, 4,343,262 shares of the issuer's common stock, par value $.01, were outstanding.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS




                         MANAGEMENT STATEMENT REGARDING
                              FINANCIAL STATEMENTS


The accompanying balance sheet of Digital Fuel, Inc. as of June 30, 2008 and the related statements of operations and statement of cash flows for the three and six month periods then ended have not been reviewed.

We engaged the accounting firm of Gordon, Hughes & Banks, LLP as independent auditors effective May 12, 2008, and the information which appears on the 8-K form filed on May 28, 2008 is incorporated by reference. Previous to that, we had been searching for an auditor that is registered with the Public Company Accounting Oversight Board as required by Section 102 of the Sarbanes-Oxley Act of 2002.

                              DIGITAL FUEL, INC.
                            CONDENSED BALANCE SHEET
                                 JUNE 30, 2008
                                 (Not Reviewed)


                                    ASSETS

Current assets:
   Cash                                                      $460,762
                                                              -------
Total current assets                                          460,762
                                                              -------
Other Assets (Note 4):
   Holdback from Sale of SiteScape                            181,142
                                                              -------
Total Assets                                                 $641,904
                                                              =======

               LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Notes payable:
      Related parties (Note 2)                             $1,269,845
      Other (Note 3)                                          250,000

   Accounts payable, other                                    199,055

   Accrued interest expense, related parties (Note 2)         939,735
                                                            ---------
Total current liabilities                                   2,658,635
                                                            ---------
Shareholders' equity deficiency:
   Preferred stock, $.01 par value;
      authorized 10,000,000 shares;
      issued -0- shares
   Common stock, $.01 par value;
      authorized 20,000,000 shares;
      issued 4,343,262 shares                                  43,433
   Capital in excess of par value                           2,370,312
   Accumulated deficit                                     (4,430,476)
                                                            ---------
   Total shareholders' equity deficiency                   (2,016,731)
                                                            ---------

Total Liabilities and Shareholders' Equity Deficiency        $641,904
                                                              =======

                      See Notes to Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED JUNE 30, 2008 AND 2007
                                 (Not Reviewed)


                                                    2008             2007
                                                    ----             ----

Expenses:
   General and administrative                      53,457                9
   Write off certain accounts payable             (17,567)               -
                                                   ------           ------
   Total operating expenses                        35,890                9
                                                   ------           ------
Operating loss                                    (35,890)              (9)
                                                   ------           ------
Interest expense:
   Related parties (Note 2)                        28,511           28,511
   Other (Note 3)                                   5,625            5,992
                                                   ------           ------
   Total interest expense                          34,136           34,503
                                                   ------           ------

Net loss                                         $(70,026)        $(34,512)
                                                   ======           ======

Basic and diluted loss per common share            $(.01)             $*


Weighted average number of shares outstanding   4,343,262        4,343,262
                                                =========        =========

*less than $.01 per share



                      See Notes To Financial Statements

                              DIGITAL FUEL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                    SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                 (Not Reviewed)


                                                    2008             2007
                                                    ----             ----

Income:
   Sale of asset                                1,122,835                -
                                                ---------              ---
Total Income                                    1,122,835                -


Expenses:
   General and administrative                      69,779               78
   Write off certain accounts payable             (37,802)               -
                                                   ------              ---
   Total operating expenses                        31,977               78
                                                   ------              ---
Operating income/loss                           1,090,858              (78)
                                                ---------              ---
Interest expense:
   Related parties (Note 2)                        57,022           56,776
   Other (Note 3)                                  11,617           11,980
                                                   ------           ------
   Total interest expense                          68,639           68,756
                                                   ------           ------

Net income/loss                                $1,022,219         $(68,834)
                                                =========           ======

Basic and diluted income/loss per common share      $.23            $(.02)
                                                     ===              ===

Weighted average number of shares outstanding   4,343,262        4,343,262
                                                =========        =========


                      See Notes To Financial Statements

                              DIGITAL FUEL, INC.

                           STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                 (Not Reviewed)


                                                          2008         2007
                                                          ----         ----
Cash flows from operating activities:
   Net income/loss                                   $1,022,219     $(68,834)
                                                      ---------       ------
   Adjustments to reconcile net loss
   to net cash used in operations:

   Change in operating liabilities:
      Decrease in accounts payable                     (101,884)      (4,586)
      Increase in accrued interest                       11,250       11,980
      Decrease in accts payable, related parties        (50,202)           -
      Increase in accrued interest, related parties      57,022       56,776
      Decrease in accrued salaries                     (296,571)           -
                                                        -------       ------
      Total adjustments                                (380,385)      64,170
                                                        -------       ------
Net cash used in operating activities                   641,834       (4,664)
                                                        -------        -----

Cash flows from financing activities:
   Proceeds from notes payable-related parties (Note 2)       -        4,600
                                                         ------        -----
Net cash provided by financing activities                     -        4,600
                                                         ------        -----

Cash flows from investing activities:
   Holdback from sale of interest in SiteScape (Note 4)(181,142)           -
                                                        -------        -----
Net cash provided by investing activities              (181,142)           -
                                                        -------        -----

Increase/Decrease in cash                               460,692          (64)

Cash, beginning                                              70          134
                                                        -------          ---

Cash, ending                                           $460,762         $ 70
                                                        =======          ===


During the six months ended June 30, 2008, $0 was paid in interest.

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2008 AND 2007


Note 1.  Basis of presentation:

    The financial statements of Digital Fuel, Inc. (the "Company") included in this Form 10-Q have not been reviewed. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended
    December 31, 2007.

    In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the six-month periods ended June 30, 2008 and 2007 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2008 AND 2007


Note 2.  Notes payable, related parties:

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

    The Farley Family Partnership note, entered into on September 30, 1999, provided the Company with working capital. The Farley & Associates, Inc. (F&A) note was entered into in connection with the Company's investment activities. Farley Family Partnership and F&A are entities controlled by Michael R. Farley, who is an officer, director and major shareholder of the Company. The Metz Trust note, entered into on October 28, 1999, provided the Company working capital. The Metz Trust is an entity controlled by Forrest L. Metz, who was a member of the Board of Directors until his resignation effective February 1, 2006 and is a major shareholder of the Company. The Papanikolas note, entered into on

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2008 AND 2007


Note 2.  Notes payable, related parties (continued):

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

Note 3.  Notes payable, other:

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2008 AND 2007


Note 4.  Other Asset - Investment in SiteScape:

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

                    SIX MONTHS ENDED JUNE 30, 2008 AND 2007


Note 5.  Stock Purchase Agreement:

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

Note 6.  Extraordinary Income:

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

                              DIGITAL FUEL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2008 AND 2007


Note 7.  Income taxes:

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed financial statements and footnotes contained in this report.

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

SiteScape, Inc. Investment

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

Results of Operations

From September 1992 until July 1999, the Company had no operations and activities primarily consisted of maintaining the corporation's status as a corporation in good standing with the state of North Dakota and negotiating the Stock Purchase Agreement. From July 29, 1999 through June 30, 2008, activities primarily consisted of bringing our filings under the Securities and Exchange Act of 1934 current; closing the Stock Purchase Agreement; effecting a reverse stock split, name change and reincorporation into Delaware; seeking business opportunities in the software development and Internet businesses, specifically the M2Direct licensing agreements and the SiteScape investment; and accounting for these transactions. During the six months ended June 30, 2008, we incurred general and administrative expenses of $69,779 related to these activities.

We incurred interest expense for the six months ended June 30, 2008 of $68,639 in connection with the various loans as described in the notes to the financial statements. Through June 30, 2008, entities controlled by Mr. Farley and Mr. Farley himself have made loans to the Company totaling $854,570 for certain investment transactions and the ongoing cash needs of the Company. Through June 30, 2008, an entity controlled by Mr. Metz and Mr. Metz himself have made loans to the Company totaling $330,275 for certain investment transactions and the ongoing cash needs of the Company.

We currently have no off balance sheet arrangements.

Liquidity and Capital Resources

As of June 30, 2008, we had a working capital deficiency of $2,016,731.

We anticipate an increased need for working capital during 2008 as it continues to seek companies that are potential merger candidates that have a requirement for additional capital. We are seeking additional working capital through debt and/or equity offerings, which will be used for the above-described purposes.


PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
        In August 2002, we entered into an agreement with Gelfond Hochstadt Pangburn, PC, a company that previously provided accounting services to us. We were required in the terms of the agreement to make monthly payments to Gelfond Hochstadt Pangburn to pay down the outstanding bills. In July 2005, we were unable to continue such payments, and as a result, a judgment was filed with the District Court in Denver County, Colorado against Digital Fuel, Inc. in the amount of $19,592.74. We were required to pay that balance plus 8% interest from June 30, 2006 until such time as the obligation has been paid in full. On April 7, 2008, we agreed to settle all outstanding obligations with Gelfond Hochstadt Pangburn for $15,000.

Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
        None

Item 3. DEFAULTS UPON SENIOR SECURITIES
        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

Item 5. OTHER INFORMATION
        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit Description:

            15 Letter on unaudited interim financial information
               (See Management Statement included herein).

        (b) The Company filed Forms 8-K during the quarter covered by this report, incorporated herein by reference.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2008



                              DIGITAL FUEL, INC.
                                 (Registrant)




                              By: /s/Michael R. Farley

                                  Michael R. Farley
                                  Chief Executive Officer