Form 10KSB/A
period 2007-12-31
DIGITAL FUEL INC
filed 2008-10-31
CIK 820295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                 FORM 10-KSB/A

                                AMENDMENT NO. 1

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2007

                         Commission file number 000-16534

                               DIGITAL FUEL, INC.
                               -----------------

                (Exact Name of Registrant as specified in its charter)

               Delaware                                     45-0375367
               --------                                     ----------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                       I.D. Number)

             6601 E. Grant Road, Suite 101, Tucson, Arizona 85715
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

                                 (520) 886-5354
                                 --------------
              (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Exchange Act:
None

     Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.01 Par Value

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
          Yes [   ]     No [ X ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
          Yes [   ]      No [ X ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ X ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes [   ]     No [ X ]

     Registrant's revenues for the fiscal year ended December 31, 2007 were $0.

     State the aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): Since the Common Stock of the Company is not currently traded and there is no market for the Company's Common Stock, the aggregate market value of the voting stock held by non-affiliates is nominal.

     State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 27, 2008, 4,343,262 shares of Common Stock, par value $.01 per share, were outstanding.

     Documents incorporated by reference: Schedule 14F1 Information Statement filed on July 16, 1999 and Schedule 14C Definitive Information Statement filed on May 9, 2000.

                              DIGITAL FUEL, INC.
                                FORM 10-KSB/A

                                   PART I

           CAUTIONARY NOTES REGARDING THE FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our current expectations, assumptions, beliefs, estimates and projections about our company, our industry and other related industries. The forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Generally, these forward-looking statements can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "should" and variations of such words or similar expressions. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including those discussed under Item 1A, "Risk Factors."

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

ITEM 1.  BUSINESS.

General Overview

     Readers of this report should note that our business materially changed after August 31, 1999 and again on January 1, 2004. Except as otherwise described in this report, the information in this report is given through December 31, 2007. As described in the Schedule 14F1 Information Statement, as filed with the Securities and Exchange Commission on July 16, 1999 and incorporated herein by reference, there was a change in control of Digital Fuel, Inc. Mr. Farley and the Metz Trust purchased a majority of the outstanding Common Stock, par value, $.01 per share ("Common Stock") and began the process of bringing the filings with the Securities and Exchange Commission current.

     It is not our intention to conduct our business in a manner that would subject us to the Investment Company Act of 1940.

     When used in this annual report on Form 10-KSB/A, the terms the "Company," "we," "us," "our," and "Digital Fuel" refer to Digital Fuel, Inc., a Delaware corporation. Deucalion Research, Inc. ("Deucalion"), a North Dakota company, was organized on May 3, 1983 and is the predecessor to Digital Fuel. In a stock purchase transaction (the "Transaction") made pursuant to a stock purchase agreement, dated July 29, 1999, Deucalion was purchased by Michael R. Farley and Forrest L. Metz (the "Stock Purchase

Agreement"). Effective August 31, 1999, former management completed the Transaction whereby approximately 95% of the post transaction voting Common Stock (2,002,226 shares) was sold for an aggregate purchase price of $110,000. Also, effective August 31, 1999, the former directors and officers of Deucalion resigned and the purchasers were elected as our new directors and officers. Pursuant to the terms of the Transaction, the purchasers paid in August 1999, $100,000 of the purchase price in exchange for 147,766 shares of our Common Stock. After the reincorporation, recapitalization and merger, the purchasers were issued 1,855,460 additional shares of our Common Stock in exchange for $10,000 in debt due to them, which resulted in the purchasers owning 95% of Digital Fuel.

     Per the terms of the Stock Purchase Agreement, certain liabilities of Deucalion were settled including $38,836 owed for legal fees and $93,412 owed for management service fees. These liabilities were settled through the issuance of Common Stock equal to 0.5% or 10,538 shares and 1% or 21,076 shares, respectively, after completion of the reincorporation, recapitalization and merger.

     As a result of a special meeting of the Stockholders on June 1, 2000, and effective June 22, 2000, the domicile of the predecessor company was changed from the state of North Dakota to the state of Delaware by merging Deucalion with and into its recently formed and wholly owned Delaware subsidiary Digital Fuel. The merger also effected the following additional objectives: a 1-for-6,800 reverse stock split, with fractional shares being rounded up to the nearest whole share; a reduction in the authorized common stock from 1,500,000,000 shares to 20,000,000; an increase in the par value of common stock from $.000l to $.01 per share; and the authorization of the Board of Directors to issue up to 10,000,000 shares of blank check Preferred Stock.

     On January 1, 2004, the Company ceased all principal operations previously undertaken and reverted to the development stage. Management's current focus is to find a suitable candidate and enter into a reverse merger agreement.

     In February 2006, Mr. Metz resigned his positions as Director and President (see "Employees" below).

Investment in Preferred Stock Shares of SiteScape

     Effective September 1, 1999, the new management completed an agreement with Farley & Associates, Inc., an Arizona corporation ("F&A"), wholly owned by Michael R. Farley who is also chief executive officer, a director and a majority stockholder of Digital Fuel, whereby Digital Fuel acquired from F&A an option to purchase 516,667 shares of Series A Preferred Stock of SiteScape, Inc. ("SiteScape"). SiteScape is a provider of open collaboration software, including teaming plus conferencing products and they acquired AltaVista FORUM from Compaq Computer in April 1999. AltaVista FORUM is collaboration software that provides ways to communicate, share resources and collaborate with groups of people within a company or across organizations.

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

     As part of the investment agreement, the domicile of SiteScape was changed to Delaware and the Series A Convertible Preferred Stock was split 5 for 1. We now own 2,583,335 shares of Series A Convertible Preferred Stock which has, among other rights, the right to vote on general matters and the election of one member to the seven member Board of Directors of SiteScape, the ability of a one for one conversion into the common stock of SiteScape and dividend participation with common shares. We now own approximately 6.5% of SiteScape on a fully diluted basis.

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

Effecting a Business Combination

     We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to work towards effecting a business combination. Accordingly, there is no current basis for shareholders to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws.

     We are currently in the process of identifying and evaluating targets for an initial transaction. We have not entered into any definitive business combination agreements. We have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Competition

     The Company will face vast competition from other shell companies with the same objectives as described above. The Company will be in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all of these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

ITEM 1A. RISK FACTORS

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

     We are a development stage company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We are currently in the process of identifying and evaluating prospective target businesses, however, we may be unable to complete a business acquisition. As described in this Annual Report on Form 10-KSB/A, we will not generate any operating revenues until, at the earliest, after the consummation of a business combination. We cannot assure you that a business combination will occur.

Because of the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination within the required time frame.

     We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including leveraged buyout funds, hedge funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

     We cannot assure you that additional financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could significantly curtail the continued development or growth of the target business, thereby limiting its ability to effectively compete in the marketplace. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Since we have not yet selected a target business with which to complete a business combination, we are unable to currently ascertain the particular merits or risks of the business in which we may ultimately operate.

     There is no current basis for you to evaluate the possible merits or risks of the particular target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

There is a possibility that the amounts placed in escrow on our behalf will not be relieved from Novell, Inc. should Novell seek indemnification for items contained in the SiteScape Merger Agreement.

     We cannot assure you we will eventually receive the portion of the purchase price of the SiteScape stock which was placed in escrow on our behalf.

Resources could be wasted in researching acquisitions that are not consummated.

     It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. If a decision is made not to complete a specific business combination, the costs incurred up to that point in connection with the abandoned transaction, potentially including down payments or exclusivity or similar fees, would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could adversely affect subsequent attempts to locate and acquire or merge with another business. Any such event will result in a loss to us of the related costs incurred which could significantly limit our ability to subsequently locate and acquire or merge with another business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2.  PROPERTIES.

     We lease our office space of approximately 800 square feet. Our office is located at 6601 E. Grant Road, Suite 101, Tucson, Arizona 85715 and is sufficient for our operations.

ITEM 3.  LEGAL PROCEEDINGS.

     There were no legal proceedings against the Company during 2007.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

     No matters were submitted to the Stockholders during 2007.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

     Our Certificate of Incorporation authorizes the issuance of 20,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market. As of December 31, 2007, there were 1,123 holders of record of our Common Stock.

Preferred Stock

     Our Certificate of Incorporation authorizes the issuance of 10,000,000 shares of Preferred Stock. The Company has not yet issued any of the Preferred Stock.

Dividend Policy

     The Company has not declared or paid any cash dividends on Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

     None.

Recent Sales of Unregistered Securities

     None.

Redemption

     None.

Registration Rights
     None.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables summarize the relevant financial data and should be read with our financial statements which are included in this report.

                                                           Cumulative Period
                                              Year Ended    January 1, 2004
                                Year Ended   December 31,          to
                               December 31,      2006      December 31, 2007
Income Statement Data:             2007       (Unaudited)     (Unaudited)
---------------------              ----        ---------       ---------
Operating loss                 $ (16,157)     $ (16,126)      $   (67,190)
Interest expense               $(394,634)     $(352,650)      $(1,341,574)
Net loss                       $(410,791)     $(368,776)      $(1,408,764)
Basic and diluted net loss
   per share                   $    (.09)     $    (.08)
Basic and diluted weighted
   average shares outstanding  4,343,262      4,343,262


                                                  December 31,
                                   December 31,       2006
Balance Sheet Data:                    2007       (Unaudited)
------------------                     ----        ---------
Total assets                       $        70    $       133
Total current liabilities          $ 4,128,936    $ 3,718,208
Total stockholders' (deficiency)   $(4,128,866)   $(3,718,075)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     We have neither engaged in any operation nor generated any revenue since re-entering the development stage on January 1, 2004. Our entire activity since January 1, 2004 has been to identify and investigate targets for a potential business combination. We will not generate any operating revenue until consummation of a business combination. During the years ended December 31, 2007 and 2006, we incurred rent expense of $1,262 and $1,262, respectively, accounting expense of $475 and $455, respectively, management fees of $13,851 and $13,851, respectively, and general and administrative expenses of $569 and $558, respectively, related to these activities with a total loss of $16,157 and $16,126, respectively, from operations. The consistency in results of operations from 2006 to 2007 is from the lack of corporate activity.

     We incurred interest expense for the years ended December 31, 2007 and 2006 of $394,634 and $352,650, respectively, in connection with our outstanding debt. Through December 31, 2007 and 2006, entities controlled by Mr. Farley and Mr. Farley personally have made loans to us totaling $854,570 and $849,970, respectively, for certain investment transactions and our ongoing cash needs. Through December 31, 2007 and 2006, an entity controlled by Mr. Metz and Mr. Metz personally have made loans to us totaling $330,275 and $330,275, respectively, for certain investment transactions and our ongoing cash needs.

Liquidity and Capital Resources

     As of December 31, 2007, the Company had assets equal to $70, comprised exclusively of cash and cash equivalents. The Company's current liabilities as of December 31, 2007 totaled $4,128,936, comprised of $50,202 of accounts payable to related parties, $112,699 of accounts payable, $296,571 of accrued expenses, $3,062,152 of notes payable and accrued interest due to related parties, and $607,312 of other notes payable and accrued interest.

     The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities:

                                                            Cumulative Period
                                             Year Ended      January 1, 2004
                               Year Ended   December 31,            to
                              December 31,     2006         December 31, 2007
                                  2007      (Unaudited)        (Unaudited)
                                  ----       ---------          ---------
Net cash used in operating
   activities                   $(4,663)       $(872)           $(36,498)
Net cash used in investing
   activities                   $    --        $  --            $     --
Net cash provided by
   financing activities         $ 4,600        $ 900            $ 36,450
Net (decrease) increase
   in cash                      $   (63)       $  28            $    (48)

     The Company has nominal assets and has generated no revenues since re-entering the development stage. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Critical Accounting Policies

Accounting and Reporting by Development Stage Enterprises

     Statement of Financial Accounting Standards No. 7 ("SFAS No. 7"), Accounting and Reporting by Development Stage Enterprises, requires that financial statements issued by a development stage enterprise shall present financial position, results of operations and cash flows in conformity with the generally accepted accounting principles that apply to established operating enterprises. The basic financial statements to be presented and the additional information required to be disclosed shall include the following:
(a) a balance sheet, including any cumulative net losses reported with a descriptive caption such as "deficit accumulated during the development stage" in the stockholders' equity section; (b) an income statement, showing amounts of revenue and expenses for each period covered by the income statement and, in addition, cumulative amounts from the enterprise's inception; (c) a statement of cash flows, showing the cash inflows and cash outflows for each period for which an income statement is presented and, in addition, cumulative amounts from the enterprise's inception; and (d) a statement of stockholders' equity, showing from the enterprise's inception:
(1) for each issuance, the date and number of shares of stock, warrants, rights or other equity securities issued for cash and for other consideration; (2) for each issuance, the dollar amounts (per share or other equity unit and in total) assigned to the consideration received for shares of stock, warrants, rights or other equity securities; and (3) for each issuance involving noncash consideration, the nature of the noncash consideration and the basis for assigning amounts. The financial statements shall also be identified as those of a development stage enterprise and shall include a description of the nature of the development stage activities in which the enterprise is engaged. The Company has adopted SFAS No. 7 and prepares its financial statements in conformity with generally accepted accounting principles.

ITEM 8.  FINANCIAL STATEMENTS.

     Our financial statements are included in this annual report on Form 10-KSB/A as pages F-1 through F-23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective May 12, 2008, our Company engaged the accounting firm of Gordon, Hughes & Banks, LLP as our independent registered public accounting firm. The decision to engage the accounting firm of Gordon, Hughes & Banks was approved by our Board of Directors.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

     We designed our disclosure controls and procedures to provide reasonable assurance of achieving our desired disclosure control objectives. We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports we file pursuant to the Securities Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our officers as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any control and procedure, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

     Our officers conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange
Act as of the end of the period covered by this report.   In conducting their
evaluation, our two officers determined that based on several corrections to our financial statements and related disclosures as a result of our annual audit, there is a material weakness in our internal controls over financial reporting. Additionally, although we are not required to segregate the principal executive officer and principal financial officer functions and we are not required to have an audit committee, our two officers serve in both of these functions and we do not have an audit committee as dispositive in
providing its advice to our two officers.   As a result of this material
weakness in our internal controls, our two officers concluded further that the design and operation of our disclosure controls and procedures were not effective.

     (b)  Management's Annual Report on Internal Control over Financial
Reporting

     Our officers are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our officers, and affected by our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     During fiscal 2007, the Company was not in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and as of December 31, 2007 cannot state whether or not our internal controls over financial reporting are effective as we did not document such controls nor test such controls.

     (c)  Attestation Report of the Registered Public Accounting Firm

     This annual report on Form 10-KSB/A does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

     (d)  Changes in Internal Control Over Financial Reporting

     There have been no significant changes in our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the year ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

     None.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

     (a)  Directors and Executive Officers

     Our current directors and executive officers are as follows:

             Name              Age                   Position(s)
     --------------------      ---       ------------------------------------
     Michael R. Farley          64       Chief Executive Officer and Director
     Grant S. Papanikolas       60       Chief Operating Officer

     We do not have a nominating committee, audit committee or other committees performing similar functions. Our officers are elected by and serve at the pleasure of the Board of Directors.

     We have not held a stockholders' meeting since the fiscal year ended December 31, 2000, which was for the purpose of merging Deucalion with Digital Fuel.

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

ITEM 11. EXECUTIVE COMPENSATION.

     (a)  Compensation Under Plans.

     We currently have no stock option plan, stock bonus plan, other compensatory plan or arrangement, or employee benefit plan for employees, consultants, officers or directors.

     (b)  Other Executive Officer Compensation.

     Compensation was accrued to Mr. Farley in the amount of $9,976 for 2006 and $9,976 for 2007.

     (c)  Compensation of Directors.

     We do not pay our sole director for his services in that capacity.

     (d)  Termination of Employment and Change in Control.

     There are no compensatory plans or arrangements with respect to any executive officer which results from the resignation, retirement or any other termination of the individual's employment with us, or from a change of control of Digital Fuel, or from a change of the individual's responsibilities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth information as of December 31, 2007 regarding the beneficial ownership of shares of our only outstanding class of securities, our Common Stock, by our sole director, by each named executive officer, and by each person who, to our knowledge at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of our Common Stock.

                                                        Amount and
                                                        Nature of     Percent
                   Name and Address of                  Beneficial      of
Title of Class       Beneficial Owner                     Owner        Class
--------------   ------------------------               ---------      -----
Common Stock     Michael R. Farley, Chief               1,101,113      25.4%
                 Executive Officer and Director
                 6601 E. Grant Rd, Suite 101
                 Tucson, Arizona 85715
Common Stock     Forrest L. Metz  (1)                   1,101,113      25.4%
                 877 S. Alvernon Way
                 Tucson, Arizona 85711
Common Stock     Grant S. Papanikolas, Chief            1,185,000      27.3%
                 Operating Officer
                 3968 E. Expedition Way
                 Phoenix, Arizona 85050
Common Stock     Officers and Directors as a Group      2,286,113      52.7%

---------------
(1) Includes shares placed in the Metz Trust, of which Mr. Metz is the Trustee, for the benefit of D. Kim Metz, Forrest L. Metz, Jr. and Jenifer K. Metz.

     (b)  Securities Authorized For Issuance Under Equity Compensation Plans.

     None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Advance Notes

     On September 1, 1999, Farley & Associates, Inc. ("F&A") extended a multiple advance promissory note to us for up to a maximum aggregate principle amount of $800,000, bearing interest at 9%, due December 31, 2000 with a default rate of 12% after the due date (the "F&A Note"). On
October 28, 1999, the Metz Trust extended a multiple advance promissory note with identical terms to the F&A Note (the "Metz Note"; the F&A Note and the Metz Note are referred to collectively as the "Advance Notes") for up to $150,000. The Metz Trust is controlled by Forrest Metz who was a former officer and director, and is a majority stockholder of Digital Fuel. F&A is wholly owned by Michael R. Farley who is an officer, director and majority stockholder of Digital Fuel. Under the Advance Notes, F&A and the Metz Trust each received 100,000 shares of our post recapitalization Common Stock. Management believes that these shares have a nominal market value based on various factors including our financial position and the fact that there is no current market for our Common Stock.

     In January 2006 (but made effective September 1, 1999), F&A transferred $150,000 of the principal due under its note from the Company to Forrest L. Metz.

Other Loans

     On September 30, 1999, the Farley Family Partnership extended to us $200,000 in return for a promissory note of $200,000, bearing interest at 9%, due December 31, 2000 with a default rate of 12% after the due date. The Farley Family Partnership is controlled by Michael R. Farley, our Chief Executive Officer and Director. The $200,000 was advanced for our immediate cash needs.

     On February 22, 2000, Grant Papanikolas extended a multiple advance promissory note to us for up to a maximum aggregate principle amount of $100,000, bearing interest at 9%, due December 31, 2000 with a default rate of 12% after the due date. Mr. Papanikolas is our Chief Operating Officer. The cash was advanced for our immediate cash needs.

     On April 28, 2000, Michael Farley extended a multiple advance promissory note to us for up to a maximum aggregate principle amount of $100,000, bearing interest at 9%, due December 31, 2000 with a default rate of 12% after the due date. Mr. Farley is our Chief Executive Officer. The cash was advanced for our immediate cash needs.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     Watson & Watson, CPAs, PC was the Company's independent registered public accounting firm from January 1, 2004 through March 9, 2005 when we received a notice from the Securities and Exchange Commission that stated Watson & Watson was not registered with the Public Company Accounting Oversight Board as required by Section 102 of the Sarbanes-Oxley Act of 2002. We filed unaudited reports with the Securities and Exchange Commission while we were searching for an independent registered public accounting firm registered with the Public Company Accounting Oversight Board. On May 12, 2008, the Company engaged Gordon, Hughes & Banks, LLP as its new independent registered public accounting firm.

Audit Fees

     The aggregate fees billed by Gordon, Hughes & Banks for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $22,720 for the fiscal year ended December 31, 2007.

Audit-Related Fees

     There were no fees billed by Gordon, Hughes & Banks for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal year ended December 31, 2007.

Tax Fees

     There were no fees billed by Gordon, Hughes & Banks for professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2007.

All Other Fees

     There were no fees billed by Gordon, Hughes & Banks for other products and services for the fiscal year ended December 31, 2007.

Audit Committee's Pre-Approval Process

     The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all members of the Board of Directors.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits

     Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Number      Description
---------   -------------------------------------------------------------
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

31.1 Certification of Michael R. Farley pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1 Certification of Michael R. Farley pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Financial Statement Schedules
                                                                        Page
                                                                        ----

Report of Independent Registered Public Accounting Firm................  F-1

Balance Sheets as of December 31, 2007 and 2006........................  F-2

Statements of Operations for the years ended December 31, 2007 and
2006 and for the cumulative period from January 1, 2004 to
December 31, 2007......................................................  F-3

Statement of Stockholders' (Deficiency) from January 1, 2004 to December 31, 2007...................................................  F-4

Statements of Cash Flows for the years ended December 31, 2007 and
2006 and for the cumulative period from January 1, 2004 to
December 31, 2007......................................................  F-5

Notes to Financial Statements..........................................  F-6

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Sole Director
Digital Fuel, Inc. (a development stage company)
Tucson, Arizona

We have audited the accompanying balance sheet of Digital Fuel, Inc. (a company in the development stage - the "Company") as of December 31, 2007 and the related statements of operations, stockholders' (deficiency), and cash flows for the year then ended. The financial statements for the period January 1, 2004 through December 31, 2006 include a net loss of $997,973 after reversion to the development stage which was not subject to our audit engagement and a net loss of $5,142,516 from operating activities prior to reversion to the development stage which was not subject to our audit engagement. Our opinion does not extend to the statements of operations, stockholders' deficit and cash flows for the period from January 1, 2004 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Fuel, Inc. (a development stage company) as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Digital Fuel, Inc. will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. As discussed in Note 2, certain factors indicate substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

/s/ Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado

October 27, 2008

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                                BALANCE SHEETS

                                                                 December 31,
                                                December 31,         2006
                                                    2007         (Unaudited)
                                                    ----          ---------
ASSETS                                           (Restated)       (Restated)

   Current assets
      Cash                                       $       70       $      133
                                                  ---------        ---------
         Total current assets                            70              133

   Investments (Note 5)                                  --               --
                                                  ---------        ---------
         Total assets                            $       70       $      133
                                                  =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
      Accounts payable - related parties         $   50,202       $   45,065
      Accounts payable                              112,699          114,847
      Accrued expenses                              296,571          286,595
      Notes payable, related parties (Note 3)     3,062,152        2,729,458
      Notes payable, other (Note 4)                 607,312          542,243
                                                  ---------        ---------
         Total current liabilities                4,128,936        3,718,208
                                                  ---------        ---------
   Stockholders' (deficiency)
      Preferred stock, $.01 par value,
         10,000,000 shares authorized,
         0 shares issued and outstanding                 --               --
      Common stock, $.01 par value,
         20,000,000 shares authorized,
         4,343,262 shares issued and
         outstanding at December 31, 2007
         and December 31, 2006                       43,433           43,433
      Additional paid-in capital                  2,378,981        2,378,981
      (Deficit) accumulated prior to the
         development stage                       (5,142,516)      (5,142,516)
      (Deficit) accumulated during the
         development stage                       (1,408,764)        (997,973)
                                                  ---------        ---------
         Total stockholders' (deficiency)        (4,128,866)      (3,718,075)
                                                  ---------        ---------
         Total liabilities and stockholders'
            (deficiency)                         $       70       $      133
                                                  =========        =========

                  The accompanying notes are an integral part
                        of these financial statements.

                                        DIGITAL FUEL, INC.
                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                     STATEMENTS OF OPERATIONS


                                                                             Cumulative Period
                                                             Year Ended       January 1, 2004
                                             Year Ended     December 31,             to
                                            December 31,        2006         December 31, 2007
                                                2007        (Unaudited)         (Unaudited)
                                                ----         ---------           ---------
                                             (Restated)      (Restated)          (Restated)
Revenue                                            --              --                   --
                                              -------         -------            ---------
Operating expenses
   Rent                                         1,262           1,262                5,048
   Accounting                                     475             455                3,765
   Management fees                             13,851          13,851               55,404
   General and administrative                     569             558                2,973
                                              -------         -------            ---------
      Total operating expenses                 16,157          16,126               67,190
                                              -------         -------            ---------
(Loss) from operations                        (16,157)        (16,126)             (67,190)
                                              -------         -------            ---------
Other (expense), net
   Interest (expense) - related party        (328,094)       (293,081)          (1,118,637)
   Interest (expense) - other                 (66,540)        (59,569)            (222,937)
                                              -------         -------            ---------
      Total other (expense), net             (394,634)       (352,650)          (1,341,574)
                                              -------         -------            ---------
Net (loss)                                  $(410,791)      $(368,776)         $(1,408,764)
                                              =======         =======            =========

Net (loss) per share, basic and diluted         $(.09)          $(.08)
                                                  ===             ===

Weighted average number of common shares
   outstanding, basic and diluted           4,343,262       4,343,262
                                            =========       =========


                            The accompanying notes are an integral part
                                  of these financial statements.

                                        DIGITAL FUEL, INC.
                                 (A DEVELOPMENT STAGE ENTERPRISE)
                              STATEMENT OF STOCKHOLDERS' (DEFICIENCY)
                          Period from January 1, 2004 to December 31, 2007
                                           (Unaudited)


                                                                       (Deficit)       (Deficit)
                                                                      Accumulated     Accumulated
                                   Common Stock         Additional   Prior to the     During the
                               --------------------      Paid-in      Development     Development
                                 Shares      Amount      Capital         Stage           Stage           Total
                               ---------     ------     ---------      ---------       ---------       ---------

Balances, January 1, 2004      4,343,262    $43,433    $2,378,981    $(5,142,516)    $       (--)    $(2,720,102)

Net (loss)                           (--)       (--)          (--)           (--)       (297,435)       (297,435)
                               ---------     ------     ---------      ---------       ---------       ---------
Balances, December 31, 2004    4,343,262     43,433     2,378,981     (5,142,516)       (297,435)     (3,017,537)

Net (loss)                           (--)       (--)          (--)           (--)       (331,762)       (331,762)
                               ---------     ------     ---------      ---------       ---------       ---------
Balances, December 31, 2005    4,343,262     43,433     2,378,981     (5,142,516)       (629,197)     (3,349,299)

Net (loss) (restated)                (--)       (--)          (--)           (--)       (368,776)       (368,776)
                               ---------     ------     ---------      ---------       ---------       ---------
Balances, December 31, 2006    4,343,262     43,433     2,378,981     (5,142,516)       (997,973)     (3,718,075)

Net (loss) (restated)                (--)       (--)          (--)           (--)       (410,791)       (410,791)
                               ---------     ------     ---------      ---------       ---------       ---------
Balances, December 31, 2007    4,343,262    $43,433    $2,378,981    $(5,142,516)    $(1,408,764)    $(4,128,866)
                               =========     ======     =========      =========       =========       =========


                            The accompanying notes are an integral part
                                  of these financial statements.

                                        DIGITAL FUEL, INC.
                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                     STATEMENTS OF CASH FLOWS


                                                                            Cumulative Period
                                                             Year Ended      January 1, 2004
                                             Year Ended     December 31,            to
                                            December 31,        2006        December 31, 2007
                                                2007        (Unaudited)        (Unaudited)
                                                ----         ---------          ---------
                                             (Restated)      (Restated)         (Restated)

Cash flows from operating activities:
   Net (loss)                               $(410,791)     $ (368,776)        $(1,408,764)
   Change in operating liabilities:
      Increase (decrease) in accounts
         payable, related parties               5,137           5,137                 747
      Increase (decrease) in accounts payable  (2,148)            141               1,755
      Increase in accrued interest            393,163         352,650           1,339,365
      Increase in accrued expenses              9,976           9,976              30,399
                                              -------       ---------           ---------
   Net cash (used) in operating activities     (4,663)           (872)            (36,498)

Cash flows from financing activities:
   Proceeds from notes payable-related
      parties (Note 3)                          4,600             900              36,450
                                              -------       ---------           ---------
   Net cash provided by financing activities    4,600             900              36,450
                                              -------       ---------           ---------
Net increase (decrease) in cash                   (63)             28                 (48)

Cash, beginning of period                         133             105                 118
                                              -------       ---------           ---------
Cash, end of period                         $      70      $      133          $       70
                                              =======       =========           =========

Supplemental disclosure of non-cash
investing and financing activities:
   Interest paid                                 $(--)           $(--)             $2,209


                            The accompanying notes are an integral part
                                  of these financial statements.

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


Note 1.  Description of the Business and Summary of Significant Accounting
         Policies

         Description of the Business

         Prior to January 1, 2004, Digital Fuel, Inc. (the "Company") was involved in the business of technology. We invested in a company called SiteScape that owned collaboration software. We also entered into a license agreement for technology that was owned by a company in Atlanta, Georgia called M2Direct. M2Direct filed for bankruptcy in May 2000, and the judge in the bankruptcy court ruled that the licenses given to Digital Fuel were invalid thus eliminating any opportunity for us to move forward on our digital distribution business plan. Accordingly, on January 1, 2004, we re-entered the development stage.

         Since January 1, 2004, the Company has served as a vehicle to effect a merger capital stock exchange, asset acquisition or other similar business combinations with an operating business. Because our balance sheet has been overburdened with debt, we have been unable to successful attract any operating businesses. However, with the recent sale of our interest in SiteScape, Inc. in February 2008 (Note 8), management will actively pursue a business combination. We plan to work with several investment banking firms that can help us seek companies that are interested in a reverse merger or acquisition of a public shell.

         We have neither engaged in any operation nor generated any revenue since January 1, 2004. Our entire activity since January 1, 2004 has been to identify and investigate targets for a potential business combination. We will not generate any operating revenue until consummation of a business combination.

         Significant Accounting Policies

         Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


         Consolidation of Variable Interest Entities

         The Financial Accounting Standards Board ("FASB") issued Interpretation 46 (revised 2003), "Consolidation of Variable Interest Entities," and requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity's expected losses, receives a majority of the entity's expected residual returns, or both, because of ownership, contractual or other financial interests in the entity. Management has performed its annual evaluation and determined that the Company does not have any variable interest entities that would require consolidation.

         Net Income (Loss) per Share of Common Stock

         The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings per Share, and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of December 31, 2007 and 2006, there were no outstanding equity instruments that would have a dilutive effect.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. At December 31, 2007 and 2006, the Company held no cash equivalents.

         Financial Instruments

         Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures about Fair Value of Financial Instruments, requires the Company to disclose estimated fair values for its financial instruments, for which it is practicable to estimate. The fair value of the Company's notes and accounts payables to related parties are not practicable to estimate due to the related party nature of the underlying transactions. Management believes that the carrying amounts of the Company's other financial instruments approximates their fair values primarily because of the short-term maturity of these instruments.

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


         Estimates are not necessarily indicative of the amounts which could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.

         Stock-Based Compensation

         The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised
         2004) ("SFAS No. 123R"), Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award's fair-value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model and is recognized as expense ratably on a straight-line basis over the requisite service period. The BSM model requires various judgmental assumptions including expected volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. During the years ended December 31, 2007 and 2006 and for the cumulative period from January 1, 2004 to December 31, 2007, the Company did not issue, or have outstanding, any stock-based compensation awards.

         Income Taxes

         The Company accounts for deferred income taxes in accordance with the liability method as required by Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period, based on enacted laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Any liability for actual taxes to taxing authorities is recorded as income tax liability.

         Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes "(FIN 48"), which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


         Comprehensive Income

         Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, requires the presentation and disclosure of all changes in equity from non-owner sources as comprehensive income. The Company has no items of comprehensive income from January 1, 2004 through December 31, 2007.

         Recent Accounting Pronouncements

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the potential effect that the adoption of SFAS No. 157 will have on our financial statements.

         In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS No. 159"), The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115. SFAS No. 159 allows companies to choose to elect measuring eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the potential effect that the adoption of SFAS No. 159 will have on our financial statements.

         In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) ("SFAS No. 141R"), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the potential effect that the adoption of SFAS No. 141R will have on our financial statements.

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


         In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS No. 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is evaluating the potential effect that the adoption of SFAS No. 160 will have on our financial statements.

         In January 2008, Staff Accounting Bulletin No. 110 ("SAB No. 110"), Share-Based Payment, was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB No. 107, Share-Based Payment. The Company has adopted SAB No. 110 and will use the simplified method for developing estimates of the expected term of share options for any future issuances due to the lack of historical information in regards to our stock.

         In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 ("SFAS No. 161"), Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the Company's financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the potential effect that the adoption of SFAS No. 161 will have on our financial statements.

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


         In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants
         (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU
         Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. It is only effective for nongovernmental entities; therefore, GAAP hierarchy will remain in SAS No. 69 for state and local governmental entities and federal governmental entities. The Company has determined that the adoption of SFAS No. 162 will not have a material impact on our financial statements.

         On May 26, 2008, the FASB issued Statement of Financial Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS No. 163"). SFAS No. 163 clarifies how FASB Statement No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS No. 60"), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, "Accounting and Reporting by Insurance Enterprises." That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, "Accounting for Contingencies" ("SFAS No. 5"). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise's surveillance or watch list. SFAS

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


         No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The Company is currently evaluating the potential effect that the adoption of SFAS No. 163 may have on our financial statements.

Note 2.  Basis of Presentation and Liquidity

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses in 2007 and 2006, and has a working capital deficiency of $4,128,866 and a stockholders' deficiency of $4,128,866 at December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Management's plans in regard to these matters include:

         a. Continued financing of certain operating transactions through the use of related party debt (Note 3).

         b. Seeking additional working capital through debt and/or equity offerings, which will be used to further market and develop its licensing agreements and/or other potential investment opportunities.

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


Note 3.  Notes Payable, Related Parties

         As of December 31, 2007 and 2006, the Company has the following Notes Payable arrangements with related parties:
                                                           2007        2006
                                                           ----        ----
         Farley Family Partnership, 12%, unsecured,
            due 12/31/2000                             $  200,000  $  200,000

         Forrest L. Metz, 12%, unsecured,
            due 12/31/2000                                150,000     150,000

         Metz Trust multiple advance promissory note,
            maximum borrowings of $150,000, 12%,
            unsecured, due 12/31/2000                     180,275     180,275

         Grant Papanikolas multiple advance promissory
            note, maximum borrowings of $100,000, 12%,
            unsecured, due 12/31/2000                      85,000      85,000

         Michael Farley multiple advance promissory
            note, maximum borrowings of $100,000, 12%,
            unsecured, due 12/31/2000                      65,650      61,050

         Farley & Associates multiple advance promissory
            note, maximum borrowings of $800,000, 12%,
            unsecured, due 12/31/2000                     588,920     588,920

         Interest accrued to note balances              1,792,307   1,464,213
                                                        ---------   ---------
                                                       $3,062,152  $2,729,458
                                                        =========   =========

         During the years ended December 31, 2007 and 2006, the Company accrued and charged to interest expense $328,094 and $293,081, respectively. During the years ended December 31, 2007 and 2006, the Company was advanced $4,600 and $900, respectively, by Michael Farley under his multiple advance promissory note. For the cumulative period from January 1, 2004 to December 31, 2007, the Company accrued and charged to interest expense $1,118,637 and was advanced $6,700 by Michael Farley under his multiple advance promissory note and $29,750 by the Metz Trust under its multiple advance promissory note.

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


Note 4.  Notes Payable, Other

         As of December 31, 2007 and 2006, the Company has the following Notes Payable, other:
                                                           2007        2006
                                                           ----        ----
         Townsdin, 12%, unsecured, due 12/31/2000        $200,000    $200,000
         Torrance, 12%, unsecured, due 12/31/2000          50,000      50,000
         Interest accrued to note balances                357,312     292,243
                                                          -------     -------
                                                         $607,312    $542,243
                                                          =======     =======

         During the years ended December 31, 2007 and 2006, the Company accrued and charged to interest expense $66,540 and $59,569, respectively. For the cumulative period from January 1, 2004 to December 31, 2007, the Company accrued and charged to interest expense $222,937. There were no advances under the notes during the years ended December 31, 2007 and 2006 or for the cumulative period from January 1, 2004 to December 31, 2007.

Note 5.  Investments

         As of December 31, 2007 and 2006 the Company owns 2,583,335 shares, which represents 6.5% of SiteScape on a fully diluted basis. This investment was fully impaired in 2000. However, subsequent to year end, SiteScape was acquired for approximately $18.5 million, resulting in proceeds on the sale of the investment of $1,122,835 to the Company. These proceeds will be recorded as a gain on the investment after contingencies surrounding the acquisition of SiteScape are relieved.

Note 6.  Income Taxes

         In September 2006, The FASB issued FASB Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48 on January 1, 2007. As a result of the implementation, the Company recognized no material adjustment in the liability of unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefits, all of which would affect the Company's effective tax rate if recognized. It is reasonably possible that the Company's unrecognized tax benefit could change; however, the Company does not expect any such change to be material.

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


         The Company is subject to U.S. federal income tax as well as income tax of the state jurisdiction of Arizona. With few exceptions, the Company is no longer subject to U. S. federal, state, and local income tax examinations by tax authorities for the years before 2004 for federal and 2003 for state returns.

         The Company did not record any provision for federal and state income taxes for the year ended December 31, 2007 or December 31, 2006. Variations from the federal statutory rate are as follows:

                                                   Year            Year
                                                   Ended           Ended
                                                December 31,    December 31,
                                                    2007            2006
                                                    ----            ----

            Expected income tax benefit at the
               statutory rate of 34%            $ 1,678,280     $ 1,604,567
            Net operating (loss) carry forward   (1,678,280)     (1,604,567)
                                                  ---------       ---------
            Net tax expense                     $        --     $        --
                                                  =========       =========

         Deferred income tax assets result from federal and state operating loss carry forwards in the amounts of $4,719,314 Federal, $745,014 Arizona as of December 31, 2006 and $4,868,214 Federal, $755,535 Arizona for the year ended December 31, 2007. The loss carry forwards will begin to expire in 2021 for Federal purposes and $4,112,679 of Arizona operating losses have expired after the 5 year carry forward periods.

         Net deferred tax assets consist of the following as of:

                                                   Year            Year
                                                   Ended           Ended
                                                December 31,    December 31,
                                                    2007            2006
                                                    ----            ----

            Tax effect of net operating loss
               carry forwards                   $ 1,678,280     $ 1,604,567
            Less valuation allowance             (1,678,280)     (1,604,567)
                                                  ---------       ---------
            Net deferred tax assets             $        --     $        --
                                                  =========       =========

         In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or the entire deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


         deferred tax assets such that valuation allowances equal to the entire balance of the deferred tax assets are necessary. In accordance with Sections 382 and 383 of the Internal Revenue Code, a change in ownership of greater than 50% of a corporation within a three-year period will place an annual limitation on our ability to utilize our existing tax loss and tax credit carry forwards. The Company experienced such a change in ownership in 1999.

         FASB Interpretation No. 48

         Effective January 1, 2007 we adopted FIN 48 which prescribes a more-likely-than-not threshold for financial statement recognition and measurement to a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

         We are subject to examination in the U.S. federal tax jurisdiction for the 2004-2007 tax years and 2003-2007 under Arizona tax jurisdiction. There are no current examinations of the Company's prior tax returns.

         There are no current or prior unrecognized tax benefits regarding tax positions for the company.

Note 7.  Related Party Activity

         During the years ended December 31, 2007 and 2006, the Company accrued and charged to interest expense for the notes payable to related parties $328,094 and $293,081, respectively. During the years ended December 31, 2007 and 2006, the Company was advanced $4,600 and $900, respectively, by Michael Farley under his multiple advance promissory note. For the cumulative period from January 1, 2004 to December 31, 2007, the Company accrued and charged to interest expense $1,118,637 and was advanced $6,700 by Michael Farley under his multiple advance promissory note and $29,750 by the Metz Trust under its multiple advance promissory note. The notes payable to related parties and accrued interest balances at December 31, 2007 and 2006 were $3,062,152 and $2,729,458, respectively.

         As of December 31, 2007 and 2006, the Company owed $296,571 and $286,595, respectively, to officers of the Company for unpaid management fees.

         Additionally, the Company owed $50,202 and $45,065, respectively, to officers of the Company for expenses incurred on the Company's behalf at December 31, 2007 and 2006.

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


Note 8.  Subsequent Events

         SiteScape was acquired by Novell pursuant to an Agreement and Plan of Merger dated February 13, 2008 for approximately $18.5 million in cash and SiteScape became a fully owned subsidiary of Novell. As a result of the acquisition, all holders of outstanding shares of SiteScape were given the right to receive a cash payment in exchange for their stock. As a holder of 6.5% of SiteScape's stock, on a fully diluted basis, we received a cash payment of $941,693 in February 2008, and a portion of the purchase price, $181,142, was placed in an escrow account which will be released to us eighteen months (18) after the closing of the SiteScape Merger, in the event that Novell does not seek indemnification for inaccuracies contained in the representations and warranties of SiteScape in the merger agreement.

         In August 2002, we entered into an agreement with Gelfond Hochstadt Pangburn, PC, a company that previously provided accounting services to us, which required us to make monthly payments to pay down its outstanding bills. In July 2005, we were unable to continue such payments, and as a result, a judgment was filed with the District Court in Denver County, Colorado against Digital Fuel, Inc. in the amount of $19,593. We were required to pay that balance plus 8% interest from June 30, 2006 until such time as the obligation was paid in full. An agreement was reached with Gelfond Hochstadt Pangburn to settle the balance of the outstanding judgment for the sum of $15,000 and on April 14, 2008 a satisfaction of judgment was issued by the Court.

Note 9.  Restatement of Financial Statements

         We amended our Company's Annual Report for the year ended December 31, 2007 to restate the interest expense accrued on related party notes payable as of December 31, 2007 and 2006, as well as prior periods. Other miscellaneous accruals were also adjusted. Reclassifications were made to properly disclose related party balances. In addition, as part of the amendment, we have reclassified the portion of the accumulated deficit incurred prior to our classification as a development stage enterprise as a separate component of stockholders' deficiency.

         The following tables set forth the effects of the restatement on previously reported financial statements as of, and for, the year ended December 31, 2007:

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


                                               As Previously
                                                  Reported         Restated
                                                December 31,     December 31,
                                                    2007             2007
                                                    ----             ----
ASSETS

   Current assets
      Cash                                       $       70       $       70
                                                  ---------        ---------
         Total current assets                            70               70

   Investments (Note 5)                                  --               --
                                                  ---------        ---------
         Total assets                            $       70       $       70
                                                  =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
      Accounts payable - related parties         $   45,554       $   50,202
      Accounts payable                              289,528          112,699
      Accrued expenses                              271,667          296,571
      Notes payable, related parties (Note 3)     2,152,559        3,062,152
      Notes payable, other (Note 4)                 250,000          607,312
                                                  ---------        ---------
         Total current liabilities                3,009,308        4,128,936
                                                  ---------        ---------
   Stockholders' (deficiency)
      Preferred stock, $.01 par value                    --               --
      Common stock, $.01 par value                   43,433           43,433
      Additional paid-in capital                  2,370,312        2,378,981
      (Deficit) accumulated                      (5,422,983)              --
      (Deficit) accumulated prior to the
         development stage                               --       (5,142,516)
      (Deficit) accumulated during the
         development stage                               --       (1,408,764)
                                                  ---------        ---------
         Total stockholders' (deficiency)        (3,009,238)      (4,128,866)
                                                  ---------        ---------
         Total liabilities and stockholders'
            (deficiency)                         $       70       $       70
                                                  =========        =========

                                        DIGITAL FUEL, INC.
                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                   NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 2007 AND 2006


                                           As Previously                     Cumulative Period
                                             Reported        Restated         January 1, 2004
                                            December 31,    December 31,             to
                                               2007            2007          December 31, 2007
                                               ----            ----          -----------------

Revenue                                     $      --       $      --           $       --
                                             --------        --------            ---------

Operating expenses
   Rent                                            --           1,262                5,048
   Accounting                                      --             475                3,765
   Management fees                                 --          13,851               55,404
   General and administrative                     884             569                2,973
                                             --------        --------            ---------
      Total operating expenses                    884          16,157               67,190
                                             --------        --------            ---------
(Loss) from operations                           (884)        (16,157)             (67,190)
                                             --------        --------            ---------
Other (expense), net
   Interest (expense) - related party        (114,284)       (328,094)          (1,118,637)
   Interest (expense) - other                 (23,971)        (66,540)            (222,937)
                                             --------        --------            ---------
      Total other (expense), net             (138,255)       (394,634)          (1,341,574)
                                             --------        --------            ---------
Net (loss)                                  $(139,139)      $(410,791)         $(1,408,764)
                                             ========        ========            =========

Net (loss) per share, basic and diluted         $(.03)          $(.09)
                                                  ===             ===

Weighted average number of common shares
   outstanding, basic and diluted           4,343,262       4,343,262
                                            =========       =========

                                        DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                   NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 2007 AND 2006


                                           As Previously                     Cumulative Period
                                             Reported        Restated         January 1, 2004
                                            December 31,    December 31,             to
                                               2007            2007          December 31, 2007
                                               ----            ----          -----------------

Cash flows from operating activities:
   Net (loss)                               $(139,139)      $(410,791)        $(1,408,764)
   Change in operating liabilities:
      Increase (decrease) in accounts
         payable, related parties                  --           5,137                 747
      Increase (decrease) in accounts payable  20,192          (2,148)              1,755
      Increase in accrued interest            114,284         393,163           1,339,365
      Increase in accrued expenses                 --           9,976              30,399
                                              -------         -------           ---------
   Net cash (used) in operating activities     (4,663)         (4,663)            (36,498)

Cash flows from financing activities:
   Proceeds from notes payable-related
      parties (Note 3)                          4,600           4,600              36,450
                                              -------         -------           ---------
   Net cash provided by financing activities    4,600           4,600              36,450
                                              -------         -------           ---------
Net increase (decrease) in cash                   (63)            (63)                (48)

Cash, beginning of period                         133             133                 118
                                              -------         -------           ---------
Cash, end of period                         $      70        $     70          $       70
                                              =======         =======           =========

Supplemental disclosure of non-cash
investing and financing activities:
   Interest paid                                 $(--)           $(--)             $2,209

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2007 AND 2006


         The following tables set forth the effects of the restatement on previously reported financial statements as of, and for, the year ended December 31, 2006:

                                               As Previously
                                                  Reported         Restated
                                                December 31,     December 31,
                                                    2006             2006
                                                    ----             ----
ASSETS

   Current assets
      Cash                                       $      133       $      133
                                                  ---------        ---------
         Total current assets                           133              133

   Investments (Note 5)                                  --               --
                                                  ---------        ---------
         Total assets                            $      133       $      133
                                                  =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
      Accounts payable - related parties         $   45,554       $   45,065
      Accounts payable                              269,336          114,847
      Accrued expenses                              271,667          286,595
      Notes payable, related parties (Note 3)     2,033,675        2,729,458
      Notes payable, other (Note 4)                 250,000          542,243
                                                  ---------        ---------
         Total current liabilities                2,870,232        3,718,208
                                                  ---------        ---------
   Stockholders' (deficiency)
      Preferred stock, $.01 par value                    --               --
      Common stock, $.01 par value                   43,433           43,433
      Additional paid-in capital                  2,370,312        2,378,981
      (Deficit) accumulated                      (5,283,844)              --
      (Deficit) accumulated prior to the
         development stage                               --       (5,142,516)
      (Deficit) accumulated during the
         development stage                               --         (997,973)
                                                  ---------        ---------
         Total stockholders' (deficiency)        (2,870,099)      (3,718,075)
                                                  ---------        ---------
         Total liabilities and stockholders'
            (deficiency)                         $      133       $      133
                                                  =========        =========

                                        DIGITAL FUEL, INC.
                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                   NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 2007 AND 2006


                                           As Previously                     Cumulative Period
                                             Reported        Restated         January 1, 2004
                                            December 31,    December 31,             to
                                                2006            2006         December 31, 2006
                                                ----            ----         -----------------

Revenue                                     $      --       $      --            $      --
                                             --------        --------             --------

Operating expenses
   Rent                                            --           1,262                3,783
   Accounting                                      --             455                3,290
   Management fees                                 --          13,851               41,553
   General and administrative                  21,638             558                2,404
                                              -------        --------             --------
      Total operating expenses                 21,638          16,126               51,033
                                             --------        --------             --------
(Loss) from operations                        (21,638)        (16,126)             (51,033)
                                             --------        --------             --------
Other (expense), net
   Interest (expense) - related party        (113,841)       (293,081)            (790,543)
   Interest (expense) - other                 (23,971)        (59,569)            (156,397)
                                             --------        --------             --------
      Total other (expense), net             (137,812)       (352,650)            (946,940)
                                             --------        --------             --------
Net (loss)                                  $(159,450)      $(368,776)           $(997,973)
                                             ========        ========             ========

Net (loss) per share, basic and diluted         $(.04)          $(.08)
                                                  ===             ===

Weighted average number of common shares
   outstanding, basic and diluted           4,343,262       4,343,262
                                            =========       =========

                                        DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                   NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 2007 AND 2006


                                           As Previously                     Cumulative Period
                                             Reported        Restated         January 1, 2004
                                            December 31,    December 31,             to
                                               2006            2006          December 31, 2006
                                               ----            ----          -----------------

Cash flows from operating activities:
   Net (loss)                               $(159,450)      $(368,776)          $(997,973)
   Change in operating liabilities:
      Increase (decrease) in accounts
         payable, related parties               5,625           5,137              (4,390)
      Increase (decrease) in accounts payable  24,112             141               3,903
      Increase in accrued interest            113,841         352,650             946,202
      Increase in accrued expenses             15,000           9,976              20,423
                                              -------         -------           ---------
   Net cash (used) in operating activities       (872)           (872)            (31,835)

Cash flows from financing activities:
   Proceeds from notes payable-related
      parties (Note 3)                            900             900              31,850
                                              -------         -------           ---------
   Net cash provided by financing activities      900             900              31,850
                                              -------         -------           ---------
Net increase (decrease) in cash                    28              28                  15

Cash, beginning of period                         105             105                 118
                                              -------         -------           ---------
Cash, end of period                         $     133        $    133          $      133
                                              =======         =======           =========

Supplemental disclosure of non-cash
investing and financing activities:
   Interest paid                                 $(--)           $(--)             $2,209

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DIGITAL FUEL, INC.



Date: October 27, 2008                  By:  /s/ Michael R. Farley
                                            -------------------------
                                            Michael R. Farley
                                            Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.


       Signature                         Title                  Date
      -----------                       -------                ------


 /s/ Michael R. Farley                  Director            October 27, 2008
-------------------------
Michael R. Farley,
Chief Executive Officer
and Director