Form 10-Q/A
period 2008-03-31
DIGITAL FUEL INC
filed 2008-11-14
CIK 820295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

                                Amendment No. 1

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2008

                                      or

             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________to_________

                         Commission File No. 000-16534

                               Digital Fuel, Inc.
                               ------------------
                (Exact Name of Registrant as Specified in its Charter)


               Delaware                                     45-0375367
               --------                                     ----------
     (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                    Identification No.)


             6601 East Grant Road, Suite 101, Tucson, Arizona    85715
             ---------------------------------------------------------
             (Address of principal executive offices)        (Zip code)


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

          Yes [   ]     No [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

          Yes [   ]     No [ X ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of October 29, 2008.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS

                                               March 31,
                                                 2008         December 31,
                                              (Unaudited)         2007
                                               ---------          ----
                                               (Restated)      (Restated)
ASSETS

   Current assets
      Cash and cash equivalents               $  577,957      $       70
                                               ---------       ---------
         Total current assets                    577,957              70

   Investments (Note 4)                               --              --
                                               ---------       ---------
         Total assets                         $  577,957      $       70
                                               =========       =========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

   Current liabilities
      Accounts payable - related parties      $    4,964      $   50,202
      Accounts payable                            62,567         112,699
      Accrued expenses                            27,398         296,571
      Notes payable, related parties (Note 2)  3,153,765       3,062,152
      Notes payable, other (Note 3)              625,481         607,312
                                               ---------       ---------
         Total current liabilities             3,874,175       4,128,936
                                               ---------       ---------
   Stockholders' (deficiency)
      Preferred stock, $.01 par value,
         10,000,000 shares authorized,
         0 shares issued and outstanding              --              --
      Common stock, $.01 par value,
         20,000,000 shares authorized,
         4,343,262 shares issued and
         outstanding at December 31, 2007
         and March 31, 2008                       43,433          43,433
      Additional paid-in capital               2,378,981       2,378,981
      (Deficit) accumulated prior to the
         development stage                    (5,142,516)     (5,142,516)
      (Deficit) accumulated during the
         development stage                      (576,116)     (1,408,764)
                                               ---------       ---------
         Total stockholders' (deficiency)     (3,296,218)     (4,128,866)
                                               ---------       ---------
         Total liabilities and stockholders'
            (deficiency)                      $  577,957      $       70
                                               =========       =========

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONDENSED STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                            Three Months    Three Months     Cumulative Period
                                               Ended           Ended          January 1, 2004
                                              March 31,       March 31,              to
                                                2008            2007          March 31, 2008
                                                ----            ----          --------------
                                             (Restated)      (Restated)          (Restated)
Revenue                                      $     --        $     --            $       --
                                              -------         -------             ---------
Operating expenses
   Rent                                           316             316                 5,364
   Accounting                                      --              --                 3,765
   Management fees                             18,440           2,494                73,844
   General and administrative                     375              69                 3,348
                                              -------         -------             ---------
      Total operating expenses                 19,131           2,879                86,321
                                              -------         -------             ---------
Income (loss) from operations                 (19,131)         (2,879)              (86,321)
                                              -------         -------             ---------
Other income (expense), net
   Interest (expense) - related party         (91,613)        (82,023)           (1,210,250)
   Interest (expense) - other                 (18,536)        (16,630)             (241,473)
   Gain on forgiveness of liabilities          20,235              --                20,235
   Gain on sale of investment                 941,693              --               941,693
                                              -------         -------             ---------
      Total other income (expense), net       851,779         (98,653)             (489,795)
                                              -------         -------             ---------
Income (loss) before taxes                    832,648        (101,532)             (576,116)

Provision for income taxes                         --              --                    --
                                              -------         -------             ---------
Net income (loss)                            $832,648       $(101,532)            $(576,116)
                                              =======         =======             =========

Net income (loss) per share, basic and diluted   $.19           $(.02)
                                                  ===             ===

Weighted average number of common shares
   outstanding, basic and diluted           4,343,262       4,343,262
                                            =========       =========


                            The accompanying notes are an integral part
                              of these condensed financial statements.

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                               STATEMENT OF STOCKHOLDERS' (DEFICIENCY)
                            Period from January 1, 2004 to March 31, 2008
                                            (Unaudited)


                                                                       (Deficit)       (Deficit)
                                                                      Accumulated     Accumulated
                                   Common Stock         Additional   Prior to the     During the
                               --------------------      Paid-in      Development     Development
                                 Shares      Amount      Capital         Stage           Stage           Total
                               ---------     ------     ---------      ---------       ---------       ---------

Balances, January 1, 2004      4,343,262    $43,433    $2,378,981    $(5,142,516)    $       (--)    $(2,720,102)

Net (loss)                           (--)       (--)          (--)           (--)       (297,435)       (297,435)
                               ---------     ------     ---------      ---------       ---------       ---------
Balances, December 31, 2004    4,343,262     43,433     2,378,981     (5,142,516)       (297,435)     (3,017,537)

Net (loss)                           (--)       (--)          (--)           (--)       (331,762)       (331,762)
                               ---------     ------     ---------      ---------       ---------       ---------
Balances, December 31, 2005    4,343,262     43,433     2,378,981     (5,142,516)       (629,197)     (3,349,299)

Net (loss) (restated)                (--)       (--)          (--)           (--)       (368,776)       (368,776)
                               ---------     ------     ---------      ---------       ---------       ---------
Balances, December 31, 2006    4,343,262     43,433     2,378,981     (5,142,516)       (997,973)     (3,718,075)

Net (loss) (restated)                (--)       (--)          (--)           (--)       (410,791)       (410,791)
                               ---------     ------     ---------      ---------       ---------       ---------
Balances, December 31, 2007    4,343,262     43,433     2,378,981     (5,142,516)     (1,408,764)     (4,128,866)

Net income (restated)                (--)       (--)          (--)           (--)        832,648         832,648
                               ---------     ------     ---------      ---------       ---------       ---------
Balances, March 31, 2008       4,343,262    $43,433    $2,378,981    $(5,142,516)      $(576,116)    $(3,296,218)
                               =========     ======     =========      =========       =========       =========


                            The accompanying notes are an integral part
                              of these condensed financial statements.

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONDENSED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                             Three Months    Three Months    Cumulative Period
                                                Ended           Ended         January 1, 2004
                                               March 31,       March 31,             to
                                                 2008            2007         March 31, 2008
                                                 ----            ----         --------------
                                              (Restated)      (Restated)         (Restated)
Cash flows from operating activities:
   Net income (loss)                          $832,648        $(101,532)         $(576,116)
   Adjustments to reconcile net income (loss)
   to cash provided (used) by operating
   activities:
      Gain on sale of investment              (941,693)              --           (941,693)
   Change in operating liabilities:
      Increase (decrease) in accounts
         payable, related parties              (45,238)             316            (44,491)
      (Decrease) in accounts payable           (50,132)          (4,586)           (48,377)
      Increase in accrued interest             109,782           98,653          1,449,147
      Increase (decrease) in accrued expenses (269,173)           2,495           (238,774)
                                               -------          -------          ---------
      Net cash provided (used) by operating
         activities                           (363,806)          (4,654)          (400,304)
                                               -------          -------          ---------

Cash flows from investing activities:
   Proceeds from sale of investment            941,693               --            941,693
                                               -------          -------            -------
      Net cash provided by investing
         activities                            941,693               --            941,693
                                               -------          -------            -------

Cash flows from financing activities:
   Proceeds from notes payable-related parties      --            4,600             36,450
                                               -------          -------            -------
      Net cash provided by financing
         activities                                 --            4,600             36,450
                                               -------          -------            -------

Net increase (decrease) in cash                577,887              (54)           577,839

Cash, beginning of period                           70              133                118
                                               -------          -------            -------

Cash, end of period                           $577,957         $     79           $577,957
                                               =======          =======            =======
Supplemental disclosure of non-cash investing
and financing activities:
   Interest paid                                 $(--)            $(--)             $2,209
                                                   ==               ==               =====

                            The accompanying notes are an integral part
                              of these condensed financial statements.

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

     The financial statements of Digital Fuel, Inc. (the "Company") included in this Form 10-Q/A have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007.

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

     Recent Accounting Pronouncements

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

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


     retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is evaluating the potential effect that the adoption of SFAS No. 160 will have on our financial statements.

     We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

     Going Concern Considerations

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses in 2008 and 2007, and has a working capital deficiency of $3,296,218 and a stockholders' deficiency of $3,296,218 at March 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Management's plans in regard to these matters include:

     a. Continued financing of certain operating transactions through the use of related party debt (Note 2).

     b. Seeking additional working capital through debt and/or equity offerings, which will be used to further market and develop its licensing agreements and/or other potential investment opportunities.

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 2. Notes Payable, Related Parties

     As of March 31, 2008 and December 31, 2007, the Company has the following Notes Payable arrangements with related parties:

                                                      March 31,  December 31,
                                                         2008        2007
                                                         ----        ----
     Farley Family Partnership, 12%, unsecured,
          due 12/31/2000                             $  200,000    $  200,000

     Forrest L. Metz, 12%, unsecured,
          due 12/31/2000                                150,000       150,000

     Metz Trust multiple advance promissory note,
          maximum borrowings of $150,000, 12%,
          unsecured, due 12/31/2000                     180,275       180,275

     Grant Papanikolas multiple advance promissory
          note, maximum borrowings of $100,000,
          12%, unsecured, due 12/31/2000                 85,000        85,000

     Michael Farley multiple advance promissory note,
          maximum borrowings of $100,000, 12%,
          unsecured, due 12/31/2000                      65,650        65,650

     Farley & Associates multiple advance promissory
          note, maximum borrowings of $800,000,
          12%, unsecured, due 12/31/2000                588,920       588,920

     Interest accrued to note balances                1,883,920     1,792,307
                                                      ---------     ---------
                                                     $3,153,765    $3,062,152
                                                      =========     =========

     During the three months ended March 31, 2008 and 2007, the Company accrued and charged to interest expense $91,613 and $82,023, respectively. During the three months ended March 31, 2008 and 2007, the Company was advanced $0 and $4,600, respectively, by Michael Farley under his multiple advance promissory note.

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 3. Notes Payable, Other

     As of March 31, 2008 and December 31, 2007, the Company has the following Notes Payable, other:

                                                   March 31,   December 31,
                                                     2008          2007
                                                     ----          ----
     Townsdin, 12%, unsecured, due 12/31/2000      $200,000      $200,000

     Torrance, 12%, unsecured, due 12/31/2000        50,000        50,000

     Interest Accrued to note balances              375,481       357,312
                                                    -------       -------
                                                   $625,481      $607,312
                                                    =======       =======

     During the three months ended March 31, 2008 and 2007, the Company accrued and charged to interest expense $18,536 and $16,630, respectively. There were no advances under the notes during the three months ended March 31, 2008 and 2007.

Note 4. Investments

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

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


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

     In October of 2001, SiteScape received a term sheet from SAIC to purchase up to $2.5 million of its Series B Convertible Preferred Stock. On March 12, 2002 the first transaction was closed. The Series B Convertible Preferred Stock sold to the new investors was senior to our Series A Convertible Preferred Stock in both payment of dividends and distribution. Each share of Series B Convertible Preferred Stock was sold for $.4164 per share and could be redeemed for $0.6246 per share or
     1.5 times the original investment.

     As part of the investment agreement, the domicile of SiteScape was changed to Delaware and the Series A Convertible Preferred Stock was split 5 for 1. We then owned 2,583,335 shares of Series A Convertible Preferred Stock. Prior to January 1, 2004, this investment in SiteScape was deemed impaired, thus, the investment was written off as a loss.

     SiteScape was acquired then by Novell pursuant to an Agreement and Plan of Merger dated February 13, 2008 for approximately $18.5 million in cash and SiteScape became a fully owned subsidiary of Novell. As a result of the acquisition, all holders of outstanding shares of SiteScape were given the right to receive a cash payment in exchange for their stock. As a holder of 6.5% of SiteScape's stock, on a fully diluted basis, we received a cash payment of $941,693 in February 2008, which is included in other income (expense). A portion of the purchase price, $181,142, was placed in an escrow account which will be released to us in increments within eighteen months (18) after the closing of the SiteScape Merger, in the event that Novell does not seek indemnification for inaccuracies contained in the representations and warranties of SiteScape in the merger agreement.

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 5. Income Taxes

     At March 31, 2008, the Company had a net operating loss carryforward of approximately $4,000,600, which is available to offset future taxable income, if any, through 2021. Based on statutory rates, the Company's expected tax benefit arising from the net operating loss carryforward would be approximately $1,360,200. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In addition, the Company's net operating loss carryforward may be subject to annual limitations which could reduce or defer the utilization of the losses due to the Company's ownership changes that occurred in 1999.

     The reduction in the deferred tax assets is attributable to the application of the tax net operating loss carryforward to fully offset income for the first quarter of 2008.

Note 6. Related Party Activity

     During the three months ended March 31, 2008 and 2007, the Company accrued and charged to interest expense for the notes payable to related parties $91,613 and $82,023, respectively. During the three months ended March 31, 2008 and 2007, the Company was advanced $0 and $4,600, respectively, by Michael Farley under his multiple advance promissory note. The notes payable to related parties and accrued interest balances at March 31, 2008 and December 31, 2007 were $3,153,765 and $3,062,152, respectively.

     As of March 31, 2008, the Company owed $4,648 to officers of the Company for unpaid management fees. Additionally, the Company owed $316 to officers of the Company for expenses incurred on the Company's behalf at March 31, 2008.

Note 7. Restatement of Financial Statements

     We amended our Company's Quarterly Report for the period ended March 31, 2008 to restate the interest expense accrued on related party notes payable as of March 31, 2008 and 2007, as well as prior periods. Other miscellaneous accruals were also adjusted. Reclassifications were made to properly disclose related party balances. In addition, as part of the amendment, we have reclassified the portion of the accumulated deficit incurred prior to our classification as a development stage enterprise as a separate component of stockholders' deficiency.

     The following tables set forth the effects of the restatement on previously reported financial statements as of, and for the period ended March 31, 2008:

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


                                               As Previously
                                                  Reported         Restated
                                                  March 31,        March 31,
                                                    2008             2008
                                                    ----             ----
ASSETS

   Current assets
      Cash and cash equivalents                 $  577,957        $  577,957
                                                 ---------         ---------
         Total current assets                      577,957           577,957

   Investments (Note 4)                            181,142                --
                                                 ---------         ---------
         Total assets                           $  759,099        $  577,957
                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' (DEFICENCY)

   Current liabilities
      Accounts payable - related parties        $       --        $    4,964
      Accounts payable                             245,181            62,567
      Accrued expenses                             911,225            27,398
      Notes payable, related parties (Note 2)    1,269,845         3,153,765
      Notes payable, other (Note 3)                250,000           625,481
                                                 ---------         ---------
         Total current liabilities               2,676,251         3,874,175
                                                 ---------         ---------
   Stockholders' (deficiency)
      Preferred stock, $.01 par value                   --                --
      Common stock, $.01 par value                  43,433            43,433
      Additional paid-in capital                 2,370,312         2,378,981
      (Deficit) accumulated                     (4,330,897)               --
      (Deficit) accumulated prior to the
         development stage                              --        (5,142,516)
      (Deficit) accumulated during the
         development stage                              --          (576,116)
                                                 ---------         ---------

         Total stockholders' (deficiency)       (1,917,152)       (3,296,218)
                                                 ---------         ---------

         Total liabilities and stockholders'
            (deficiency)                        $  759,099        $  577,957
                                                 =========         =========

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                              NOTES TO CONDENSED FINANCIAL STATEMENTS


                                           As Previously
                                             Reported        Restated        Cumulative Period
                                           Three Months    Three Months       January 1, 2004
                                               Ended           Ended                 to
                                          March 31, 2008  March 31, 2008      March 31, 2008
                                          --------------  --------------      --------------
Revenue                                     $1,122,835       $      --          $       --
                                             ---------        --------           ---------
Operating expenses
   Rent                                             --             316               5,364
   Accounting                                       --              --               3,765
   Management fees                                  --          18,440              73,844
   General and administrative                   16,481             375               3,348
                                             ---------        --------           ---------
      Total operating expenses                  16,481          19,131              86,321
                                             ---------        --------           ---------
Income (loss) from operations                1,106,354         (19,131)            (86,321)
                                             ---------        --------           ---------
Other income (expense), net
   Interest (expense) - related party          (28,511)        (91,613)         (1,210,250)
   Interest (expense) - other                   (5,992)        (18,536)           (241,473)
   Gain on forgiveness of liabilities           20,235          20,235              20,235
   Gain on sale of investment                       --         941,693             941,693
                                             ---------        --------           ---------
      Total other income (expense), net        (14,268)        851,779            (489,795)
                                             ---------        --------           ---------

Income (loss) before taxes                   1,092,086         832,648            (576,116)

Provision for income taxes                          --              --                  --
                                             ---------        --------           ---------

Net income (loss)                           $1,092,086        $832,648           $(576,116)
                                             =========        ========           =========

Net income (loss) per share, basic and diluted   $.25            $.19
                                                  ===             ===

Weighted average number of common shares
   outstanding, basic and diluted            4,343,262       4,343,262
                                             =========       =========

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                              NOTES TO CONDENSED FINANCIAL STATEMENTS

                                           As Previously
                                             Reported        Restated        Cumulative Period
                                           Three Months    Three Months       January 1, 2004
                                               Ended           Ended                 to
                                          March 31, 2008  March 31, 2008      March 31, 2008
                                          --------------  --------------      --------------

Cash flows from operating activities:
   Net income (loss)                          $1,092,086       $832,648          $(576,116)
   Adjustments to reconcile net income (loss)
   to cash provided (used) by operating
   activities:
      Gain on sale of investment                      --       (941,693)          (941,693)
   Change in operating liabilities:
      (Decrease) in accounts payable,
         payable, related parties                (45,554)       (45,238)           (44,491)
      (Decrease) in accounts payable             (50,339)       (50,132)           (48,377)
      Increase in accrued interest                34,503        109,782          1,449,147
      (Decrease) in accrued expenses            (271,667)      (269,173)          (238,774)
                                                 -------        -------            -------
      Net cash provided (used) by operating
         activities                              759,029       (363,806)          (400,304)
                                                 -------        -------            -------

Cash flows from investing activities:
   Proceeds from sale of investment                   --        941,693            941,693
   Holdback from sale of interest in SiteScape  (181,142)            --                 --
                                                 -------        -------            -------
      Net cash provided (used) by investing
         activities                             (181,142)       941,693            941,693
                                                 -------        -------            -------

Cash flows from financing activities:
   Proceeds from notes payable-related
      parties                                         --             --             36,450
                                                 -------        -------            -------
      Net cash provided by financing activities       --             --             36,450
                                                 -------        -------            -------

Net increase (decrease) in cash                  577,887        577,887            577,839

Cash, beginning of period                             70             70                118
                                                 -------        -------            -------

Cash, end of period                             $577,957       $577,957           $577,957
                                                 =======        =======            =======

Supplemental disclosure of non-cash investing
and financing activities:
   Interest paid                                    $(--)         $(--)             $2,209
                                                      ==            ==               ====

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


     The following tables set forth the effects of the restatement on previously reported financial statements as of, and for the period ended December 31, 2007:

                                               As Previously
                                                  Reported         Restated
                                                December 31,     December 31,
                                                    2007             2007
                                                    ----             ----
ASSETS

   Current assets
      Cash and cash equivalents                 $       70        $       70
                                                 ---------         ---------
         Total current assets                           70                70

   Investments (Note 4)                                 --                --
                                                 ---------         ---------
         Total assets                           $       70        $       70
                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

   Current liabilities
      Accounts payable - related parties        $   45,554        $   50,202
      Accounts payable                             289,528           112,699
      Accrued expenses                             271,667           296,571
      Notes payable, related parties (Note 2)    2,152,559         3,062,152
      Notes payable, other (Note 3)                250,000           607,312
                                                 ---------         ---------
         Total current liabilities               3,009,308         4,128,936
                                                 ---------         ---------
   Stockholders' (deficiency)
      Preferred stock, $.01 par value                   --                --
      Common stock, $.01 par value                  43,433            43,433
      Additional paid-in capital                 2,370,312         2,378,981
      (Deficit) accumulated                     (5,422,983)               --
      (Deficit) accumulated prior to the
         development stage                              --        (5,142,516)
      (Deficit) accumulated during the
         development stage                              --        (1,408,764)
                                                 ---------         ---------

         Total stockholders' (deficiency)       (3,009,238)       (4,128,866)
                                                 ---------         ---------
         Total liabilities and stockholders'
            (deficiency)                        $       70        $       70
                                                 =========         =========

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                              NOTES TO CONDENSED FINANCIAL STATEMENTS


                                           As Previously
                                             Reported        Restated        Cumulative Period
                                           Three Months    Three Months       January 1, 2004
                                               Ended           Ended                 to
                                          March 31, 2007  March 31, 2007      March 31, 2007
                                          --------------  --------------      --------------
Revenue                                      $     --        $     --           $       --
                                              -------         -------            ---------

Operating expenses
   Rent                                            --             316                4,102
   Accounting                                      --              --                3,290
   Management fees                                 --           2,494               44,047
   General and administrative                      69              69                2,473
                                              -------         -------            ---------
      Total operating expenses                     69           2,879               53,912
                                              -------         -------            ---------
Income (loss) from operations                     (69)         (2,879)             (53,912)
                                              -------         -------            ---------
Other income (expense), net
   Interest (expense) - related party         (28,265)        (82,023)            (872,566)
   Interest (expense) - other                  (5,988)        (16,630)            (173,027)
                                              -------         -------            ---------
      Total other income (expense), net       (34,253)        (98,653)          (1,045,593)
                                              -------         -------            ---------

Income (loss) before taxes                    (34,322)       (101,532)          (1,099,505)

Provision for income taxes                         --              --                   --
                                              -------         -------            ---------

Net income (loss)                            $(34,322)      $(101,532)         $(1,099,505)
                                              =======         =======            =========

Net income (loss) per share, basic and diluted $(.008)          $(.02)
                                                 ====             ===

Weighted average number of common shares
   outstanding, basic and diluted           4,343,262       4,343,262
                                            =========       =========

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                              NOTES TO CONDENSED FINANCIAL STATEMENTS


                                           As Previously
                                             Reported        Restated        Cumulative Period
                                           Three Months    Three Months       January 1, 2004
                                               Ended           Ended                 to
                                          March 31, 2007  March 31, 2007      March 31, 2007
                                          --------------  --------------      --------------
Cash flows from operating activities:
   Net income (loss)                            $(34,322)     $(101,532)       $(1,099,505)
   Change in operating liabilities:
      Increase (decrease) in accounts
         payable, related parties                 (4,585)           316             (4,074)
      Decrease in accounts payable                    --         (4,586)              (683)
      Increase in accrued interest                34,253         98,653          1,044,856
      Increase in accrued expenses                    --          2,495             22,917
                                                 -------        -------          ---------
      Net cash (used) by operating activities     (4,654)        (4,654)           (36,489)
                                                 -------        -------          ---------

Cash flows from financing activities:
   Proceeds from notes payable-related
      parties                                      4,600          4,600             36,450
                                                 -------        -------          ---------
      Net cash provided by financing activities    4,600          4,600             36,450
                                                 -------        -------          ---------

Net increase (decrease) in cash                      (54)           (54)               (39)

Cash, beginning of period                            133            133                118
                                                 -------        -------          ---------

Cash, end of period                             $     79       $     79         $       79
                                                 =======        =======          =========

Supplemental disclosure of non-cash investing
and financing activities:
   Interest paid                                   $(--)          $(--)             $2,209
                                                     ==             ==               =====

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

Effecting a Business Combination

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

Investment in Preferred Stock Shares of SiteScape, Inc.

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

In October of 2001, SiteScape received a term sheet from SAIC to purchase up to $2.5 million of its Series B Convertible Preferred Stock. On March 12, 2002 the first transaction was closed. The Series B Convertible Preferred Stock sold to the new investors was senior to our Series A Convertible Preferred Stock in both payment of dividends and distribution. Each share of Series B Convertible Preferred Stock was sold for $.4164 per share and will be redeemed for $0.6246 per share or 1.5 times the original investment.

As part of the investment agreement, the domicile of SiteScape was changed to Delaware and the Series A Convertible Preferred Stock was split 5 for 1. We then owned 2,583,335 shares of Series A Convertible Preferred Stock which had, among other rights, the right to vote on general matters and the election of one member to the seven member Board of Directors of SiteScape, the ability of a one for one conversion into the common stock of SiteScape and dividend participation with common shares. We then owned approximately 6.5% of SiteScape on a fully diluted basis.

In addition, both the Series A and Series B Convertible Preferred Stock were entitled to receive dividends if and when declared by SiteScape's Board of Directors at the cumulative rate of 8% per year compounded annually. Dividends were due only if the tangible net worth of SiteScape exceeds $25 million and if declared by the Board of Directors of SiteScape. As of December 31, 2007, no dividends were declared by SiteScape. The Series A dividends are junior to the Series B Convertible Preferred Stock dividends, but senior to the common stock dividends.

SiteScape Acquisition by Novell, Inc.

Pursuant to an Agreement and Plan of Merger dated February 13, 2008, Novell, Inc. acquired SiteScape, for approximately $18.5 million in cash and SiteScape became a fully owned subsidiary of Novell (the "SiteScape Merger"). As a result of the acquisition, all holders of outstanding shares of SiteScape were given the right to receive a cash payment in exchange for their stock. As a holder of 6.5% of SiteScape's stock, on a fully diluted basis, we received a cash payment of $941,693 in February 2008. A portion of the purchase price, $181,142, was placed in an escrow account which will be released to us in increments within eighteen months (18) after the closing of the SiteScape Merger, in the event that Novell does not seek indemnification for inaccuracies contained in the representations and warranties of SiteScape in the merger agreement.

Results of Operations

Analysis of three months ended March 31, 2008 and 2007:

We have neither engaged in any operation nor generated any revenue since reverting to the development stage on January 1, 2004. Our entire activity since January 1, 2004 has been to identify and investigate targets for a potential business combination. We will not generate any operating revenue until consummation of a business combination. During the three months ended March 31, 2008 and 2007, we incurred $19,131 and $2,879, respectively, in total operating expenses.

We incurred interest expense for the three months ended March 31, 2008 and 2007 of $110,149 and $98,653, respectively, in connection with our outstanding debt. As of March 31, 2008, entities controlled by Mr. Farley and Mr. Farley personally have loans outstanding to us totaling $854,570 for certain investment transactions and our ongoing cash needs. As of March 31, 2008, an entity controlled by Mr. Metz and Mr. Metz personally have loans outstanding to us totaling $330,275 for certain investment transactions and our ongoing cash needs.

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $577,957, comprised exclusively of cash and cash equivalents. The Company's current liabilities as of March 31, 2008 totaled $3,874,175 comprised of $4,964 of accounts payable to related parties, $62,567 of accounts payable, $27,398 of accrued expenses, $3,153,765 of notes payable and accrued interest due to related parties, and $625,481 of other notes payable and accrued interest.

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities:

                                                                 Cumulative
                                  Three Months   Three Months   Period From
                                      Ended          Ended    January 1, 2004
                                    March 31,      March 31,    to March 31,
                                      2008           2007          2008
                                      ----           ----          ----
   Net cash provided (used) by
      operating activities         $(363,806)      $(4,654)     $(400,304)
   Net cash provided by investing
      activities                    $941,693            --       $941,693
   Net cash provided by financing
      activities                          --        $4,600        $36,450
   Net increase (decrease) in cash  $577,887          $(54)      $577,839

The Company has nominal assets and has generated no revenues since re-entering the development stage on January 1, 2004. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to the Company's management, including its officers, as appropriate, to allow timely decisions regarding required disclosure.

     The Company carried out an evaluation, under the supervision and with the participation of its officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's officers concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

     The Company is not in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and as of March 31, 2008 cannot state whether or not our internal controls over financial reporting are effective as we did not document such controls nor test such controls.

     (c)  Changes in Internal Control Over Financial Reporting

     There have been no significant changes in our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007.

Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

     (a)  Exhibit Description:

     31.1 -- Certification of Michael R. Farley pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

     32.1 -- Certification of Michael R. Farley pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               DIGITAL FUEL, INC.


By: /s/ Michael R. Farley
   -------------------------
   Michael R. Farley
   Chief Executive Officer


Date: October 29, 2008