Form 10-Q/A
period 2008-06-30
DIGITAL FUEL INC
filed 2008-11-14
CIK 820295

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

          Yes [   ]     No [ X ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of October 30, 2008.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS

                                                 June 30,
                                                   2008         December 31,
                                                (Unaudited)         2007
                                                 ---------          ----
                                                 (Restated)      (Restated)
ASSETS

   Current assets
      Cash and cash equivalents                 $  460,762      $       70
                                                 ---------       ---------
         Total current assets                      460,762              70

   Investments (Note 4)                                 --              --
                                                 ---------       ---------
         Total assets                           $  460,762      $       70
                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

   Current liabilities
      Accounts payable - related parties        $      631      $   50,202
      Accounts payable                              10,815         112,699
      Accrued expenses                               4,988         296,571
      Notes payable, related parties (Note 2)    3,248,119       3,062,152
      Notes payable, other (Note 3)                644,194         607,312
                                                 ---------       ---------
         Total current liabilities               3,908,747       4,128,936
                                                 ---------       ---------
   Stockholders' (deficiency)
      Preferred stock, $.01 par value,
         10,000,000 shares authorized,
         0 shares issued and outstanding                --              --
      Common stock, $.01 par value,
         20,000,000 shares authorized,
         4,343,262 shares issued and
         outstanding at December 31, 2007
         and June 30, 2008                          43,433          43,433
      Additional paid-in capital                 2,378,981       2,378,981
      (Deficit) accumulated prior to the
         development stage                      (5,142,516)     (5,142,516)
      (Deficit) accumulated during the
         development stage                        (727,883)     (1,408,764)
                                                 ---------       ---------
         Total stockholders' (deficiency)       (3,447,985)     (4,128,866)
                                                 ---------       ---------
         Total liabilities and stockholders'
            (deficiency)                        $  460,762      $       70
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

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONDENSED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                               Three Months  Three Months   Six Months    Six Months  Cumulative Period
                                                  Ended         Ended         Ended         Ended      January 1, 2004
                                                 June 30,      June 30,      June 30,      June 30,          to
                                                   2008          2007          2008          2007       June 30, 2008
                                                   ----          ----          ----          ----       -------------
                                                (Restated)    (Restated)    (Restated)    (Restated)      (Restated)

Revenue                                         $       --    $       --    $       --    $       --     $       --
                                                 ---------     ---------     ---------     ---------      ---------
Operating expenses
   Rent                                                316           316           632           632          5,680
   Accounting                                        9,112            --         9,112            --         12,877
   Management fees                                   2,494         2,494        20,934         4,988         76,338
   General and administrative                       32,476             9        32,851            78         35,824
                                                   -------       -------       -------       -------        -------
      Total operating expenses                      44,398         2,819        63,529         5,698        130,719
                                                   -------       -------       -------       -------        -------
Income (loss) from operations                      (44,398)       (2,819)      (63,529)       (5,698)      (130,719)
                                                   -------       -------       -------       -------        -------
Other income (expense), net
   Interest (expense) - related party              (94,354)      (82,023)     (185,967)     (164,046)    (1,304,604)
   Interest (expense) - other                      (13,015)      (16,634)      (31,551)      (33,264)      (254,488)
   Gain on forgiveness of liabilities                   --            --        20,235            --         20,235
   Gain on sale of investment                           --            --       941,693            --        941,693
                                                   -------       -------       -------       -------      ---------
      Total other income (expense), net           (107,369)      (98,657)      744,410      (197,310)      (597,164)
                                                   -------       -------       -------       -------        -------
Income (loss) before taxes                        (151,767)     (101,476)      680,881      (203,008)      (727,883)

Provision for income taxes                              --            --            --            --             --
                                                   -------       -------       -------       -------        -------
Net income (loss)                                $(151,767)    $(101,476)     $680,881     $(203,008)     $(727,883)
                                                   =======       =======       =======       =======        =======

Net income (loss) per share, basic and diluted      $(.03)        $(.02)         $.16         $(.05)
                                                      ===           ===           ===           ===

Weighted average number of common shares
   outstanding, basic and diluted                4,343,262     4,343,262     4,343,262     4,343,262
                                                 =========     =========     =========     =========

                            The accompanying notes are an integral part
                              of these condensed financial statements.

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                               STATEMENT OF STOCKHOLDERS' (DEFICIENCY)
                            Period from January 1, 2004 to June 30, 2008
                                            (Unaudited)

                                                                       (Deficit)       (Deficit)
                                                                      Accumulated     Accumulated
                                   Common Stock         Additional   Prior to the     During the
                               --------------------      Paid-in      Development     Development
                                 Shares      Amount      Capital         Stage           Stage           Total
                               ---------     ------     ---------      ---------       ---------       ---------

Balances, January 1, 2004      4,343,262    $43,433    $2,378,981    $(5,142,516)    $       (--)    $(2,720,102)

Net (loss)                           (--)       (--)          (--)           (--)       (297,435)       (297,435)
                               ---------     ------     ---------      ---------       ---------       ---------
Balances, December 31, 2004    4,343,262     43,433     2,378,981     (5,142,516)       (297,435)     (3,017,537)

Net (loss)                           (--)       (--)          (--)           (--)       (331,762)       (331,762)
                               ---------     ------     ---------      ---------       ---------       ---------
Balances, December 31, 2005    4,343,262     43,433     2,378,981     (5,142,516)       (629,197)     (3,349,299)

Net (loss) (restated)                (--)       (--)          (--)           (--)	       (368,776)       (368,776)
                               ---------     ------     ---------      ---------       ---------       ---------
Balances, December 31, 2006    4,343,262     43,433     2,378,981     (5,142,516)       (997,973)     (3,718,075)

Net (loss) (restated)                (--)       (--)          (--)           (--)       (410,791)       (410,791)
                               ---------     ------     ---------      ---------       ---------       ---------
Balances, December 31, 2007    4,343,262     43,433     2,378,981     (5,142,516)     (1,408,764)     (4,128,866)

Net income (restated)                (--)       (--)          (--)           (--)        680,881         680,881
                               ---------     ------     ---------      ---------       ---------       ---------
Balances, June 30, 2008        4,343,262    $43,433    $2,378,981    $(5,142,516)      $(727,883)    $(3,447,985)


                            The accompanying notes are an integral part
                              of these condensed financial statements.

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONDENSED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                              Six Months      Six Months      Cumulative Period
                                                 Ended           Ended         January 1, 2004
                                                June 30,        June 30,              to
                                                  2008            2007          June 30, 2008
                                                  ----            ----          -------------
                                               (Restated)      (Restated)         (Restated)
Cash flows from operating activities:
   Net income (loss)                           $680,881        $(203,008)         $(727,883)
   Adjustments to reconcile net income (loss)
   to cash provided (used) by operating
   activities:
      Gain on sale of investment               (941,693)              --           (941,693)
   Change in operating liabilities:
      Increase (decrease) in accounts
         payable, related parties               (49,571)             632            (48,824)
      (Decrease) in accounts payable           (101,884)          (4,586)          (100,129)
      Increase in accrued interest              222,849          197,311          1,562,214
      Increase (decrease) in accrued expenses  (291,583)           4,988           (261,184)
                                                -------          -------          ---------
      Net cash provided (used) by operating
         activities                            (481,001)          (4,663)          (517,499)
                                                -------          -------            -------

Cash flows from investing activities:
   Proceeds from sale of investment             941,693               --            941,693
                                                -------          -------            -------
      Net cash provided by investing
         activities                             941,693               --            941,693
                                                -------          -------            -------

Cash flows from financing activities:
   Proceeds from notes payable-related parties       --            4,600             36,450
                                                -------          -------            -------
      Net cash provided by financing
         activities                                  --            4,600             36,450
                                                -------          -------            -------

Net increase (decrease) in cash                 460,692              (63)           460,644

Cash, beginning of period                            70              133                118
                                                -------          -------            -------

Cash, end of period                            $460,762         $     70           $460,762
                                                =======          =======            =======
Supplemental disclosure of non-cash investing
and financing activities:
   Interest paid                                  $(--)            $(--)             $2,209
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

     In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 2008 and 2007 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

     There has not been any change in the significant accounting policies of the Company for the periods presented.

     Recent Accounting Pronouncements

     We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

     Going Concern Considerations

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses in 2008 and 2007, and has a working capital deficiency of $3,447,985 and a stockholders' deficiency of $3,447,985 at June 30, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Management's plans in regard to these matters include:

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

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 2. Notes Payable, Related Parties

     As of June 30, 2008 and December 31, 2007, the Company has the following Notes Payable arrangements with related parties:

                                                     June 30,    December 31,
                                                       2008         2007
                                                       ----         ----
     Farley Family Partnership, 12%, unsecured,
        due 12/31/2000                              $  200,000   $  200,000

     Forrest L. Metz, 12%, unsecured,
        due 12/31/2000                                 150,000      150,000

     Metz Trust multiple advance promissory note,
        maximum borrowings of $150,000, 12%,
        unsecured, due 12/31/2000                      180,275      180,275

     Grant Papanikolas multiple advance promissory
        note, maximum borrowings of $100,000, 12%,
        unsecured, due 12/31/2000                       85,000       85,000

     Michael Farley multiple advance promissory
        note, maximum borrowings of $100,000, 12%,
        unsecured, due 12/31/2000                       65,650       65,650

     Farley & Associates multiple advance promissory
        note, maximum borrowings of $800,000, 12%,
        unsecured, due 12/31/2000                      588,920      588,920

     Interest accrued to note balances               1,978,274    1,792,307
                                                     ---------    ---------
                                                    $3,248,119   $3,062,152
                                                     =========    =========

     During the three months ended June 30, 2008 and 2007, the Company accrued and charged to interest expense $94,354 and $82,023, respectively. There were no advances under the notes during the three months ended June 30, 2008 and 2007.

     During the six months ended June 30, 2008 and 2007, the Company accrued and charged to interest expense $185,967 and $164,046, respectively. During the six months ended June 30, 2008 and 2007, the Company was advanced $0 and $4,600, respectively, by Michael Farley under his multiple advance promissory note.

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 3. Notes Payable, Other

     As of June 30, 2008 and December 31, 2007, the Company has the following Notes Payable, other:

                                                     June 30,    December 31,
                                                       2008         2007
                                                       ----         ----
     Townsdin, 12%, unsecured, due 12/31/2000        $200,000      $200,000

     Torrance, 12%, unsecured, due 12/31/2000          50,000        50,000

     Interest Accrued to note balances                394,194       357,312
                                                      -------       -------
                                                     $644,194      $607,312
                                                      =======       =======

     During the three months ended June 30, 2008 and 2007, the Company accrued and charged to interest expense $18,713 and $16,634, respectively. There were no advances under the notes during the three months ended June 30, 2008 and 2007.

     During the six months ended June 30, 2008 and 2007, the Company accrued and charged to interest expense $37,249 and $33,264, respectively. There were no advances under the notes during the six months ended June 30, 2008 and 2007.

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

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


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

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 5. Income Taxes

     At June 30, 2008, the Company had a net operating loss carryforward of approximately $4,152,000, which is available to offset future taxable income, if any, through 2021. Based on statutory rates, the Company's expected tax benefit arising from the net operating loss carryforward would be approximately $1,414,000. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In addition, the Company's net operating loss carryforward may be subject to annual limitations which could reduce or defer the utilization of the losses due to the Company's ownership changes that occurred in 1999.

     The reduction in the deferred tax assets is attributable to the application of the tax net operating loss carryforward to fully offset income for the second quarter of 2008.

Note 6. Related Party Activity

     During the three months ended June 30, 2008 and 2007, the Company accrued and charged to interest expense for the notes payable to related parties $94,354 and $82,023, respectively. There were no advances under the notes during the three months ended June 30, 2008 and 2007.

     During the six months ended June 30, 2008 and 2007, the Company accrued and charged to interest expense for the notes payable to related parties $185,967 and $164,046, respectively. During the six months ended June 30, 2008 and 2007, the Company was advanced $0 and $4,600, respectively, by Michael Farley under his multiple advance promissory note. The notes payable to related parties and accrued interest balances at June 30, 2008 and December 31, 2007 were $3,248,119 and $3,062,152, respectively.

     As of June 30, 2008, the Company owed $4,988 to officers of the Company for unpaid management fees. Additionally, the Company owed $631 to officers of the Company for expenses incurred on the Company's behalf at June 30, 2008.

Note 7. Restatement of Financial Statements

     We amended our Company's Quarterly Report for the period ended June 30, 2008 to restate the interest expense accrued on related party notes payable as of June 30, 2008 and 2007, as well as prior periods. Other miscellaneous accruals were also adjusted. Reclassifications were made to properly disclose related party balances. In addition, as part of the amendment, we have reclassified the portion of the accumulated deficit incurred prior to our classification as a development stage enterprise as a separate component of stockholders' deficiency.

     The following tables set forth the effects of the restatement on previously reported financial statements as of, and for the period ended June 30, 2008:

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS



                                               As Previously
                                                  Reported         Restated
                                                  June 30,         June 30,
                                                    2008             2008
                                                    ----             ----
ASSETS

   Current assets
      Cash and cash equivalents                 $  460,762        $  460,762
                                                 ---------         ---------
         Total current assets                      460,762           460,762

   Investments (Note 4)                            181,142                --
                                                 ---------         ---------
         Total assets                           $  641,904        $  460,762
                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

   Current liabilities
      Accounts payable - related parties        $       --        $      631
      Accounts payable                             199,055            10,815
      Accrued expenses                             939,735             4,988
      Notes payable, related parties (Note 2)    1,269,845         3,248,119
      Notes payable, other (Note 3)                250,000           644,194
                                                 ---------         ---------
         Total current liabilities               2,658,635         3,908,747
                                                 ---------         ---------
   Stockholders' (deficiency)
      Preferred stock, $.01 par value                   --                --
      Common stock, $.01 par value                  43,433            43,433
      Additional paid-in capital                 2,370,312         2,378,981
      (Deficit) accumulated                     (4,430,476)               --
      (Deficit) accumulated prior to the
         development stage                              --        (5,142,516)
      (Deficit) accumulated during the
         development stage                              --          (727,883)
                                                 ---------         ---------

         Total stockholders' (deficiency)       (2,016,731)       (3,447,985)
                                                 ---------         ---------

         Total liabilities and stockholders'
            (deficiency)                        $  641,904        $  460,762
                                                 =========         =========

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                              NOTES TO CONDENSED FINANCIAL STATEMENTS



                                               As Previously               As Previously
                                                 Reported      Restated      Reported      Restated
                                               Three Months  Three Months   Six Months    Six Months  Cumulative Period
                                                  Ended         Ended         Ended         Ended      January 1, 2004
                                                 June 30,      June 30,      June 30,      June 30,          to
                                                   2008          2008          2008          2008       June 30, 2008
                                                   ----          ----          ----          ----       -------------

Revenue                                         $       --    $       --    $1,122,835    $       --     $       --
                                                  --------      --------     ---------     ---------      ---------

Operating expenses
   Rent                                                 --           316            --           632          5,680
   Accounting                                           --         9,112            --         9,112         12,877
   Management fees                                      --         2,494            --        20,934         76,338
   General and administrative                       53,457        32,476        69,779        32,851         35,824
                                                  --------      --------     ---------      --------       --------
      Total operating expenses                      53,457        44,398        69,779        63,529        130,719
                                                  --------      --------     ---------      --------       --------
Income (loss) from operations                      (53,457)      (44,398)    1,053,056       (63,529)      (130,719)
                                                  --------      --------     ---------      --------       --------
Other income (expense), net
   Interest (expense) - related party              (28,511)      (94,354)      (57,022)     (185,967)    (1,304,604)
   Interest (expense) - other                       (5,625)      (13,015)      (11,617)      (31,551)      (254,488)
   Gain on forgiveness of liabilities               17,567            --        37,802        20,235         20,235
   Gain on sale of investment                           --            --            --       941,693        941,693
                                                  --------      --------     ---------      --------      ---------
      Total other income (expense), net           (16,569)      (107,369)      (30,837)      744,410       (597,164)
                                                  --------      --------     ---------      --------       --------

Income (loss) before taxes                        (70,026)      (151,767)    1,022,219       680,881       (727,883)

Provision for income taxes                             --             --            --            --             --
                                                  --------      --------     ---------      --------       --------

Net income (loss)                                 $(70,026)    $(151,767)   $1,022,219      $680,881      $(727,883)
                                                   =======      ========     =========      ========       ========

Net income (loss) per share, basic and diluted      $(.01)        $(.03)          $.23          $.16
                                                      ===           ===            ===           ===

Weighted average number of common shares
   outstanding, basic and diluted                4,343,262     4,343,262     4,343,262     4,343,262
                                                 =========     =========     =========     =========

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                              NOTES TO CONDENSED FINANCIAL STATEMENTS

                                              As Previously
                                                 Reported        Restated    Cumulative Period
                                                Six Months      Six Months    January 1, 2004
                                                  Ended            Ended             to
                                              June 30, 2008   June 30, 2008    June 30, 2008
                                              -------------   -------------    -------------

Cash flows from operating activities:
   Net income (loss)                            $1,022,219       $680,881        $(727,883)
   Adjustments to reconcile net income (loss)
   to cash provided (used) by operating
   activities:
      Gain on sale of investment                        --       (941,693)        (941,693)
   Change in operating liabilities:
      (Decrease) in accounts
         payable, related parties                  (50,202)       (49,571)         (48,824)
      (Decrease) in accounts payable              (101,884)      (101,884)        (100,129)
      Increase in accrued interest                  68,272        222,849        1,562,214
      (Decrease) in accrued expenses              (296,571)      (291,583)        (261,184)
                                                 ---------      ---------        ---------
      Net cash provided (used) by operating
         activities                                641,834       (481,001)        (517,499)
                                                   -------        -------          -------

Cash flows from investing activities:
   Proceeds from sale of investment                     --        941,693          941,693
   Holdback from sale of interest in SiteScape    (181,142)            --               --
                                                   -------        -------          -------
      Net cash provided (used) by investing
         activities                               (181,142)       941,693          941,693
                                                   -------        -------          -------

Cash flows from financing activities:
   Proceeds from notes payable-related parties          --             --           36,450
                                                   -------        -------          -------
      Net cash provided by financing activities         --             --           36,450
                                                   -------        -------          -------

Net increase (decrease) in cash                    460,692        460,692          460,644

Cash, beginning of period                               70             70              118
                                                   -------        -------          -------

Cash, end of period                               $460,762       $460,762         $460,762
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
                                                 =========         =========

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                              NOTES TO CONDENSED FINANCIAL STATEMENTS



                                               As Previously               As Previously
                                                 Reported      Restated      Reported      Restated
                                               Three Months  Three Months   Six Months    Six Months  Cumulative Period
                                                  Ended         Ended         Ended         Ended      January 1, 2004
                                                 June 30,      June 30,      June 30,      June 30,          to
                                                   2007          2007          2007          2007       June 30, 2007
                                                   ----          ----          ----          ----       -------------

Revenue                                         $       --    $       --    $       --    $       --     $       --
                                                  --------      --------     ---------     ---------      ---------

Operating expenses
   Rent                                                 --           316            --           632          4,418
   Accounting                                           --            --            --            --          3,290
   Management fees                                      --         2,494            --         4,988         46,541
   General and administrative                            9             9            78            78          2,482
                                                    ------        ------        ------       -------      ---------
      Total operating expenses                           9         2,819            78         5,698         56,731
                                                    ------        ------        ------       -------      ---------
Income (loss) from operations                           (9)       (2,819)          (78)       (5,698)       (56,731)
                                                    ------        ------        ------       -------      ---------
Other income (expense), net
   Interest (expense) - related party              (28,511)      (82,023)      (56,776)     (164,046)      (954,589)
   Interest (expense) - other                       (5,992)      (16,634)      (11,980)      (33,264)      (189,661)
                                                    ------        ------        ------       -------      ---------
      Total other income (expense), net            (34,503)      (98,657)      (68,756)     (197,310)    (1,144,250)
                                                    ------        ------        ------       -------      ---------

Income (loss) before taxes                         (34,512)     (101,476)      (68,834)     (203,008)    (1,200,981)

Provision for income taxes                              --            --            --            --             --
                                                    ------       -------        ------       -------      ---------

Net income (loss)                                 $(34,512)    $(101,476)     $(68,834)    $(203,008)   $(1,200,981)
                                                    ======       =======        ======       =======      =========

Net income (loss) per share, basic and diluted     $(.008)        $(.02)        $(.02)        $(.05)
                                                     ====           ===           ===           ===

Weighted average number of common shares
   outstanding, basic and diluted                4,343,262     4,343,262     4,343,262     4,343,262
                                                 =========     =========     =========     =========

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                              NOTES TO CONDENSED FINANCIAL STATEMENTS


                                              As Previously
                                                 Reported        Restated    Cumulative Period
                                                Six Months      Six Months    January 1, 2004
                                                  Ended            Ended             to
                                              June 30, 2007   June 30, 2007    June 30, 2007
                                              -------------   -------------    -------------

Cash flows from operating activities:
   Net income (loss)                            $(68,834)        $(203,008)      $(1,200,981)
   Change in operating liabilities:
      Increase (decrease) in accounts
         payable, related parties                 (4,586)              632            (3,758)
      Decrease in accounts payable                    --            (4,586)             (683)
      Increase in accrued interest                68,756           197,311         1,143,513
      Increase in accrued expenses                    --             4,988            25,411
                                                  ------           -------         ---------
      Net cash (used) by operating activities     (4,664)           (4,663)          (36,498)
                                                  ------            ------           -------

Cash flows from financing activities:
   Proceeds from notes payable-related parties     4,600             4,600            36,450
                                                  ------            ------           -------
      Net cash provided by financing activities    4,600             4,600            36,450
                                                  ------            ------           -------

Net increase (decrease) in cash                      (64)              (63)              (48)

Cash, beginning of period                            134               133               118
                                                    ----              ----              ----

Cash, end of period                                $  70             $  70             $  70
                                                    ====              ====              ====

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

Results of Operations

Analysis of three months ended June 30, 2008 and 2007:

We have neither engaged in any operation nor generated any revenue since reverting to the development stage on January 1, 2004. Our entire activity since January 1, 2004 has been to identify and investigate targets for a potential business combination. We will not generate any operating revenue until consummation of a business combination. During the three months ended June 30, 2008 and 2007, we incurred $44,398 and $2,819, respectively, in total operating expenses. We incurred interest expense for the three months ended June 30, 2008 and 2007 of $107,369 and $98,657, respectively, in connection with our outstanding debt.

Analysis of six months ended June 30, 2008 and 2007:

During the six months ended June 30, 2008 and 2007, we incurred $63,529 and $5,698, respectively, in total operating expenses. We incurred interest expense for the six months ended June 30, 2008 and 2007 of $217,518 and $197,310, respectively, in connection with our outstanding debt. As of June 30, 2008, entities controlled by Mr. Farley and Mr. Farley personally have loans outstanding to us totaling $854,570 for certain investment transactions and our ongoing cash needs. As of June 30, 2008, an entity controlled by Mr. Metz and Mr. Metz personally have loans outstanding to us totaling $330,275 for certain investment transactions and our ongoing cash needs.

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $460,762, comprised exclusively of cash and cash equivalents. The Company's current liabilities as of June 30, 2008 totaled $3,908,747 comprised of $631 of accounts payable to related parties, $10,815 of accounts payable, $4,988 of accrued expenses, $3,248,119 of notes payable and accrued interest due to related parties, and $644,194 of other notes payable and accrued interest.

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities:
                                                               Cumulative
                                              Six Months      Period From
                                                 Ended     January 1, 2004 to
                                            June 30, 2008     June 30, 2008
                                            -------------     -------------
     Net cash provided (used) by
        operating activities                  $(481,001)        $(517,499)
     Net cash provided by investing
        activities                             $941,693          $941,693
     Net cash provided by financing
        activities                                   --           $36,450
     Net increase in cash                      $460,692          $460,644

                                                               Cumulative
                                              Six Months      Period From
                                                 Ended     January 1, 2004 to
                                            June 30, 2007     June 30, 2007
                                            -------------     -------------
     Net cash provided (used) by
        operating activities                    $(4,663)         $(36,498)
     Net cash provided by investing
        activities                                   --                --
     Net cash provided by financing
        activities                               $4,600           $36,450
     Net increase (decrease) in cash               $(63)             $(48)


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

     (b)  Management's Report on Internal Control over Financial Reporting

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

     The Company is not in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and as of June 30, 2008 cannot state whether or not our internal controls over financial reporting are effective as we did not document such controls nor test such controls.

     (c)  Changes in Internal Control Over Financial Reporting

     There have been no significant changes in our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


Date: October 30, 2008