Form 10-Q
period 2008-09-30
DIGITAL FUEL INC
filed 2008-11-14
CIK 820295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended September 30, 2008

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

          Yes [   ]     No [ X ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of October 31, 2008.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS


                                               September 30,
                                                   2008         December 31,
                                                (Unaudited)         2007
                                                 ---------          ----
                                                                 (Restated)
ASSETS

   Current assets
      Cash and cash equivalents                 $  148,858      $       70
                                                 ---------       ---------
         Total current assets                      148,858              70

   Investments (Note 4)                                 --              --
                                                 ---------       ---------
         Total assets                           $  148,858      $       70
                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

   Current liabilities
      Accounts payable - related parties        $    1,820      $   50,202
      Accounts payable                                  --         112,699
      Accrued expenses                               2,494         296,571
      Notes payable, related parties (Note 2)    3,111,476       3,062,152
      Notes payable, other (Note 3)                617,436         607,312
                                                 ---------       ---------
         Total current liabilities               3,733,226       4,128,936
                                                 ---------       ---------
   Stockholders' (deficiency)
      Preferred stock, $.01 par value,
         10,000,000 shares authorized,
         0 shares issued and outstanding                --              --
      Common stock, $.01 par value,
         20,000,000 shares authorized,
         4,343,262 shares issued and
         outstanding at December 31, 2007
         and September 30, 2008                     43,433          43,433
      Additional paid-in capital                 2,378,981       2,378,981
      (Deficit) accumulated prior to the
         development stage                      (5,142,516)     (5,142,516)
      (Deficit) accumulated during the
         development stage                        (864,266)     (1,408,764)
                                                 ---------       ---------
         Total stockholders' (deficiency)       (3,584,368)     (4,128,866)
                                                 ---------       ---------
         Total liabilities and stockholders'
            (deficiency)                        $  148,858      $       70
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

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONDENSED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                          Three Months   Three Months    Nine Months    Nine Months   Cumulative Period
                                             Ended          Ended           Ended          Ended       January 1, 2004
                                          September 30,  September 30,  September 30,  September 30,         to
                                              2008           2007           2008           2007      September 30, 2008
                                          ------------   ------------   ------------   ------------  ------------------
                                                          (Restated)                    (Restated)

Revenue                                    $     --       $     --       $     --       $     --         $       --
                                            -------        -------        -------        -------          ---------
Operating expenses
   Rent                                         315            315            947            947              5,995
   Accounting                                12,770            475         21,882            475             25,647
   Management fees                            2,494          2,494         23,428          7,482             78,832
   General and administrative                 9,204             --         42,056             78             45,029
                                            -------        -------        -------        -------          ---------
      Total operating expenses               24,783          3,284         88,313          8,982            155,503
                                            -------        -------        -------        -------          ---------
Income (loss) from operations               (24,783)        (3,284)       (88,313)        (8,982)          (155,503)
                                            -------        -------        -------        -------          ---------
Other income (expense), net
   Interest (expense) - related party       (93,122)       (82,024)      (279,089)      (246,070)        (1,397,726)
   Interest (expense) - other               (18,477)       (16,638)       (50,028)       (49,902)          (272,965)
   Gain on forgiveness of liabilities            --             --         20,235             --             20,235
   Gain on sale of investment                    --             --        941,693             --            941,693
                                            -------        -------        -------        -------          ---------
      Total other income (expense), net    (111,599)       (98,662)       632,811       (295,972)          (708,763)
                                            -------        -------        -------        -------          ---------
Income (loss) before taxes                 (136,382)      (101,946)       544,498       (304,954)          (864,266)

Provision for income taxes                       --             --             --             --                 --
                                            -------        -------        -------        -------          ---------
Net income (loss)                         $(136,382)     $(101,946)      $544,498      $(304,954)         $(864,266)
                                            =======        =======        =======        =======          =========

Net income (loss) per share, basic
   and diluted                               $(.03)         $(.02)          $.13          $(.07)
                                               ===            ===            ===            ===

Weighted average number of common shares
   outstanding, basic and diluted         4,343,262      4,343,262      4,343,262      4,343,262
                                          =========      =========      =========      =========

                            The accompanying notes are an integral part
                              of these condensed financial statements.

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                               STATEMENT OF STOCKHOLDERS' (DEFICIENCY)
                          Period from January 1, 2004 to September 30, 2008
                                            (Unaudited)

                                                                       (Deficit)       (Deficit)
                                                                      Accumulated     Accumulated
                                   Common Stock         Additional   Prior to the     During the
                               --------------------      Paid-in      Development     Development
                                 Shares      Amount      Capital         Stage           Stage           Total
                               ---------     ------     ---------      ---------       ---------       ---------

Balances, January 1, 2004      4,343,262    $43,433    $2,378,981    $(5,142,516)    $      (--)     $(2,720,102)

Net (loss)                           (--)       (--)          (--)           (--)      (297,435)        (297,435)
                               ---------     ------     ---------      ---------      ---------        ---------
Balances, December 31, 2004    4,343,262     43,433     2,378,981     (5,142,516)      (297,435)      (3,017,537)

Net (loss)                           (--)       (--)          (--)           (--)      (331,762)        (331,762)
                               ---------     ------     ---------      ---------      ---------        ---------
Balances, December 31, 2005    4,343,262     43,433     2,378,981     (5,142,516)      (629,197)      (3,349,299)

Net (loss) (restated)                (--)       (--)          (--)           (--)      (368,776)        (368,776)
                               ---------     ------     ---------      ---------      ---------        ---------
Balances, December 31, 2006    4,343,262     43,433     2,378,981     (5,142,516)      (997,973)      (3,718,075)

Net (loss) (restated)                (--)       (--)          (--)           (--)      (410,791)        (410,791)
                               ---------     ------     ---------      ---------      ---------        ---------
Balances, December 31, 2007    4,343,262     43,433     2,378,981     (5,142,516)    (1,408,764)      (4,128,866)

Net income                           (--)       (--)          (--)           (--)       544,498          544,498
                               ---------     ------     ---------      ---------      ---------        ---------
Balances, September 30, 2008   4,343,262    $43,433    $2,378,981    $(5,142,516)     $(864,266)     $(3,584,368)
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

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONDENSED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                      Nine Months      Nine Months     Cumulative Period
                                                         Ended            Ended         January 1, 2004
                                                     September 30,    September 30,            to
                                                          2008             2007        September 30, 2008
                                                     ------------     ------------     ------------------
                                                                       (Restated)
Cash flows from operating activities:
   Net income (loss)                                   $544,498         $(304,954)         $(864,266)
   Adjustments to reconcile net income (loss)
   to cash provided (used) by operating activities:
      Gain on sale of investment                       (941,693)               --           (941,693)
   Change in operating liabilities:
      Increase (decrease) in accounts payable,
         related parties                                (48,382)              947            (47,635)
      (Decrease) in accounts payable                   (112,699)           (4,110)          (110,944)
      Increase in accrued interest                      334,448           295,972          1,673,813
      Increase (decrease) in accrued expenses          (294,077)            7,482           (263,678)
                                                        -------           -------          ---------
      Net cash provided (used) by operating activities (517,905)           (4,663)          (554,403)
                                                        -------           -------            -------

Cash flows from investing activities:
   Proceeds from sale of investment                     941,693                --            941,693
                                                        -------           -------            -------
      Net cash provided by investing activities         941,693                --            941,693
                                                        -------           -------            -------

Cash flows from financing activities:
   Proceeds from notes payable-related parties               --             4,600             36,450
   Repayments to notes payable-related parties         (229,765)               --           (229,765)
   Repayments to notes payable-other                    (45,235)               --            (45,235)
                                                        -------           -------            -------
      Net cash provided (used) by financing activities (275,000)            4,600           (238,550)
                                                        -------           -------            -------

Net increase (decrease) in cash                         148,788               (63)           148,740

Cash, beginning of period                                    70	               133                118
                                                        -------           -------            -------
Cash, end of period                                    $148,858          $     70           $148,858
                                                        =======           =======            =======
Supplemental disclosure of non-cash investing
and financing activities:
   Interest paid                                          $(--)             $(--)             $2,209
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

     In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 2008 and 2007 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

     Going Concern Considerations

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses in 2008 and 2007, and has a working capital deficiency of $3,584,368 and a stockholders' deficiency of $3,584,368 at September 30, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Management's plans in regard to these matters include:

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

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 2. Notes Payable, Related Parties

     As of September 30, 2008 and December 31, 2007, the Company has the following Notes Payable arrangements with related parties:

                                                  September 30,  December 31,
                                                       2008          2007
                                                       ----          ----

     Farley Family Partnership, 12%, unsecured,
        due 12/31/2000                              $  163,812   $  200,000

     Forrest L. Metz, 12%, unsecured,
        due 12/31/2000                                 122,859      150,000

     Metz Trust multiple advance promissory note,
        maximum borrowings of $150,000, 12%,
        unsecured, due 12/31/2000                      147,656      180,275

     Grant Papanikolas multiple advance promissory
        note, maximum borrowings of $100,000, 12%,
        unsecured, due 12/31/2000                       69,620       85,000

     Michael Farley multiple advance promissory
        note, maximum borrowings of $100,000, 12%,
        unsecured, due 12/31/2000                       53,771       65,650

     Farley & Associates multiple advance promissory
        note, maximum borrowings of $800,000, 12%,
        unsecured, due 12/31/2000                      482,362      588,920

     Interest accrued to note balances               2,071,396    1,792,307
                                                     ---------    ---------
                                                    $3,111,476   $3,062,152
                                                     =========    =========


     During the three months ended September 30, 2008 and 2007, the Company accrued and charged to interest expense $93,122 and $82,024, respectively. Loan repayments totaling $229,765 were made under the notes during the three months ended September 30, 2008. There were no advances or repayments under the notes during the three months ended September 30, 2007.

     During the nine months ended September 30, 2008 and 2007, the Company accrued and charged to interest expense $279,089 and $246,070, respectively. Loan repayments totaling $229,765 were made under the notes during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the Company was advanced $4,600 by Michael Farley under his multiple advance promissory note.

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 3. Notes Payable, Other

     As of September 30, 2008 and December 31, 2007, the Company has the following Notes Payable, other:

                                                  September 30,  December 31,
                                                       2008          2007
                                                       ----          ----

     Townsdin, 12%, unsecured, due 12/31/2000        $163,812      $200,000

     Torrance, 12%, unsecured, due 12/31/2000          40,953        50,000

     Interest Accrued to note balances                412,671       357,312
                                                      -------       -------
                                                     $617,436      $607,312
                                                      =======       =======


     During the three months ended September 30, 2008 and 2007, the Company accrued and charged to interest expense $18,477 and $16,638, respectively. Loan repayments totaling $45,235 were made under the notes during the three months ended September 30, 2008. There were no advances or repayments under the notes during the three months ended September 30, 2007.

     During the nine months ended September 30, 2008 and 2007, the Company accrued and charged to interest expense $55,359 and $49,902, respectively. Loan repayments totaling $45,235 were made under the notes during the nine months ended September 30, 2008. There were no advances or repayments under the notes during the nine months ended September
     30, 2007.

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

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


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

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


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

Note 5. Income Taxes

     At September 30, 2008, the Company had a net operating loss carryforward of approximately $4,289,000, which is available to offset future taxable income, if any, through 2021. Based on statutory rates, the Company's expected tax benefit arising from the net operating loss carryforward would be approximately $1,465,000. A valuation allowance has been provided to reduce the deferred tax asset, as realization of the asset is not assured. In addition, the Company's net operating loss carryforward may be subject to annual limitations which could reduce or defer the utilization of the losses due to the Company's ownership changes that occurred in 1999.

     The reduction in the deferred tax assets is attributable to the application of the tax net operating loss carryforward to fully offset income for the third quarter of 2008.

Note 6. Related Party Activity

     During the three months ended September 30, 2008 and 2007, the Company accrued and charged to interest expense $93,122 and $82,024, respectively. Loan repayments totaling $229,765 were made under the notes during the three months ended September 30, 2008. There were no advances or repayments under the notes during the three months ended September 30, 2007.

     During the nine months ended September 30, 2008 and 2007, the Company accrued and charged to interest expense $279,089 and $246,070, respectively. Loan repayments totaling $229,765 were made under the notes during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the Company was advanced $4,600 by Michael Farley under his multiple advance promissory note. The notes payable to related parties and accrued interest balances at September 30, 2008 and December 31, 2007 were $3,111,476 and $3,062,152, respectively.

     As of September 30, 2008, the Company owed $2,494 to officers of the Company for unpaid management fees. Additionally, the Company owed $1,820 to officers of the Company for expenses incurred on the Company's behalf at September 30, 2008.

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

Results of Operations

Analysis of three months ended September 30, 2008 and 2007:

We have neither engaged in any operation nor generated any revenue since reverting to the development stage on January 1, 2004. Our entire activity since January 1, 2004 has been to identify and investigate targets for a potential business combination. We will not generate any operating revenue until consummation of a business combination. During the three months ended September 30, 2008 and 2007, we incurred $24,783 and $3,284, respectively, in total operating expenses. We incurred interest expense for the three months ended September 30, 2008 and 2007 of $111,599 and $98,662, respectively, in connection with our outstanding debt.

Analysis of nine months ended September 30, 2008 and 2007:

During the nine months ended September 30, 2008 and 2007, we incurred $88,313 and $8,982, respectively, in total operating expenses. We incurred interest expense for the nine months ended September 30, 2008 and 2007 of $329,117 and $295,972, respectively, in connection with our outstanding debt. As of September 30, 2008, entities controlled by Mr. Farley and Mr. Farley personally have loans outstanding to us totaling $699,945 for certain investment transactions and our ongoing cash needs. As of September 30, 2008, an entity controlled by Mr. Metz and Mr. Metz personally have loans outstanding to us totaling $270,515 for certain investment transactions and our ongoing cash needs.

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $148,858, comprised exclusively of cash and cash equivalents. The Company's current liabilities as of September 30, 2008 totaled $3,733,226 comprised of $1,820 of accounts payable to related parties, $2,494 of accrued expenses, $3,111,476 of notes payable and accrued interest due to related parties, and $617,436 of other notes payable and accrued interest.

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities:

                                                               Cumulative
                                            Nine Months       Period From
                                               Ended       January 1, 2004 to
                                           September 30,      September 30,
                                                2008              2008
                                           ------------       ------------
        Net cash provided (used) by
           operating activities             $(517,905)         $(554,403)
        Net cash provided by investing
           activities                        $941,693           $941,693
        Net cash provided (used) by
           financing activities             $(275,000)         $(238,550)
        Net increase in cash                 $148,788           $148,740

                                                               Cumulative
                                            Nine Months       Period From
                                               Ended       January 1, 2004 to
                                           September 30,      September 30,
                                                2007              2007
                                           ------------       ------------
        Net cash provided (used) by
           operating activities               $(4,663)          $(36,498)
        Net cash provided by investing
           activities                              --                 --
        Net cash provided by financing
           activities                          $4,600            $36,450
        Net increase (decrease) in cash          $(63)              $(48)


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

          The Company is not in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and as of September 30, 2008 cannot state whether or not our internal controls over financial reporting are effective as we did not document such controls nor test such controls.

     (c)  Changes in Internal Control Over Financial Reporting

          There have been no significant changes in our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


Date: October 31, 2008