Form 10-K
period 2008-12-31
DIGITAL FUEL INC
filed 2009-03-31
CIK 820295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-K

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2008

                                      OR

      [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from __________ to __________


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

      Registrant's telephone number, including area code: (520) 886-5354

     Securities registered pursuant to Section 12(b) of the Exchange Act:
None

     Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.01 Par Value

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
          Yes [   ]     No [ X ]

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

          Large accelerated filer [   ]       Accelerated filer [   ]

          Non-accelerated filer [   ]         Smaller reporting company [ X ]
          (Do not check if a smaller
          reporting company)

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

     State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 20, 2009, 4,343,262 shares of Common Stock, par value $.01 per share, were outstanding.

     Documents incorporated by reference: Schedule 14F1 Information Statement filed on July 16, 1999 and Schedule 14C Definitive Information Statement filed on May 9, 2000.

                              DIGITAL FUEL, INC.
                                  FORM 10-K

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

ITEM 1.  BUSINESS.

General Overview

     Readers of this report should note that our business materially changed after August 31, 1999 and again on January 1, 2004. Except as otherwise described in this report, the information in this report is current through December 31, 2008. As described in the Schedule 14F1 Information Statement, as filed with the Securities and Exchange Commission on July 16, 1999 and incorporated herein by reference, there was a change in control of Digital Fuel, Inc. Mr. Farley and the Metz Trust purchased a majority of the outstanding Common Stock, par value, $.01 per share ("Common Stock") and began the process of bringing the filings with the Securities and Exchange Commission current.

     It is not our intention to conduct our business in a manner that would subject us to the Investment Company Act of 1940.

     When used in this annual report on Form 10-K, the terms the "Company," "we," "us," "our," and "Digital Fuel" refer to Digital Fuel, Inc., a Delaware corporation. Deucalion Research, Inc. ("Deucalion"), a North Dakota company, was organized on May 3, 1983 and is the predecessor to Digital Fuel. In a stock purchase transaction (the "Transaction") made pursuant to a stock purchase agreement, dated July 29, 1999, Deucalion was purchased by Michael

R. Farley and Forrest L. Metz (the "Stock Purchase Agreement"). Effective August 31, 1999, former management completed the Transaction whereby approximately 95% of the post transaction voting Common Stock (2,002,226 shares) was sold for an aggregate purchase price of $110,000. Also, effective August 31, 1999, the former directors and officers of Deucalion resigned and the purchasers were elected as our new directors and officers. Pursuant to the terms of the Transaction, the purchasers paid in August 1999, $100,000 of the purchase price in exchange for 147,766 shares of our Common Stock. After the reincorporation, recapitalization and merger, the purchasers were issued 1,855,460 additional shares of our Common Stock in exchange for $10,000 in debt due to them, which resulted in the purchasers owning 95% of Digital Fuel.

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

     Pursuant to an Agreement and Plan of Merger dated February 13, 2008, Novell, Inc. acquired SiteScape, for approximately $18.5 million in cash and SiteScape became a fully owned subsidiary of Novell (the "SiteScape Merger"). As a result of the acquisition, all holders of outstanding shares of SiteScape were given the right to receive a cash payment in exchange for their stock. As a holder of 6.5% of SiteScape's stock, on a fully diluted basis, we received a cash payment and a portion of the purchase price was placed in an escrow account which will be released to us eighteen months (18) after the closing of the SiteScape Merger, in the event that Novell does not seek indemnification for inaccuracies contained in the representations and warranties of SiteScape in the merger agreement. We received a portion of the escrow in October 2008 and the remainder continues to be held on our behalf as of December 31, 2008.

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

     We are a development stage company with no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We are currently in the process of identifying and evaluating prospective target businesses, however, we may be unable to complete a business acquisition. As described in this Annual Report on Form 10-K, we will not generate any operating revenues until, at the earliest, after the consummation of a business combination. We cannot assure you that a business combination will occur.

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

     We cannot assure you we will eventually receive the portion of the purchase price of the SiteScape stock which remains in escrow, $168,079, on our behalf as of December 31, 2008.

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

Employees

     We currently have three contracted personnel, two of whom serve as our executive officers. Our founders are Michael R. Farley and Forrest L. Metz. Mr. Farley serves as our Chief Executive Officer and Mr. Metz formerly served as our President. However, Mr. Metz gave notice of his resignation as a Director and our President effective February 1, 2006. We do not intend to seek a replacement for the positions that Mr. Metz left vacant. Grant S. Papanikolas serves as our Chief Operating Officer and is a member of our Executive Committee along with Mr. Farley. In addition, we have a contracted administrative staff person.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2.  PROPERTIES.

     We lease our office space of approximately 800 square feet. Our office is located at 6601 E. Grant Road, Suite 101, Tucson, Arizona 85715 and is sufficient for our operations.

ITEM 3.  LEGAL PROCEEDINGS.

     There were no legal proceedings against the Company during 2008.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

     No matters were submitted to the Stockholders during 2008.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

     Our Certificate of Incorporation authorizes the issuance of 20,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market. As of December 31, 2008, there were 1,123 holders of record of our Common Stock.

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

                                                           Cumulative Period
                                                                 From
                                                            January 1, 2004
                                Year Ended    Year Ended           to
                               December 31,  December 31,  December 31, 2008
Income Statement Data:             2008          2007         (Unaudited)
---------------------              ----          ----          ---------
Operating loss                 $(126,633)     $ (16,157)      $  (193,823)
Other income/expense           $ 533,087      $(394,634)      $  (808,487)
Net income/loss                $ 406,454      $(410,791)      $(1,002,310)
Basic and diluted net income/
   loss per share              $     .09      $    (.09)
Basic and diluted weighted
   average shares outstanding  4,343,262      4,343,262


                                   December 31,   December 31,
Balance Sheet Data:                    2008           2007
------------------                     ----        ---------
Total assets                       $   119,938    $        70
Total current liabilities          $ 3,842,350    $ 4,128,936
Total stockholders' (deficiency)   $(3,722,412)   $(4,128,866)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     We have neither engaged in any operation nor generated any revenue since re-entering the development stage on January 1, 2004. Our entire activity since January 1, 2004 has been to identify and investigate targets for a potential business combination. We will not generate any operating revenue until consummation of a business combination. During the years ended December 31, 2008 and 2007, we incurred rent expense of $1,262 and $1,262, respectively, accounting expense of $48,583 and $475, respectively, management fees of $25,923 and $13,851, respectively, and general and administrative expenses of $50,865 and $569, respectively, related to these activities with a total loss of $126,633 and $16,157, respectively, from operations. Accounting expenses increased in 2008 due to the hiring of auditors in order to comply with Section 102 of the Sarbanes-Oxley Act of 2002. Management fees increased in 2008 due to time required to complete filings to the SEC. General and administrative expenses increased in 2008 due to an increase in work by contracted personnel in order to complete filings to the SEC, re-hiring the stock transfer agent, setting up a website, and an increase in legal fees in order to stay in compliance with the Securities and Exchange Commission.

     We incurred interest expense for the years ended December 31, 2008 and 2007 of $441,904 and $394,634, respectively, in connection with our outstanding debt. Through December 31, 2008 and 2007, entities controlled by Mr. Farley and Mr. Farley personally have made loans to us totaling $699,945 and $854,570, respectively, for certain investment transactions and our ongoing cash needs. Through December 31, 2008 and 2007, an entity controlled by Mr. Metz and Mr. Metz personally have made loans to us totaling $270,515 and $330,275, respectively, for certain investment transactions and our ongoing cash needs.

Liquidity and Capital Resources

     As of December 31, 2008, the Company had assets equal to $119,938, comprised exclusively of cash and cash equivalents. The Company's current liabilities as of December 31, 2008 totaled $3,842,350, comprised of $651 of accounts payable, $3,205,587 of notes payable and accrued interest due to related parties, and $636,112 of other notes payable and accrued interest. The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities:

                                                           Cumulative Period
                                                                 From
                                                            January 1, 2004
                                Year Ended    Year Ended           to
                               December 31,  December 31,  December 31, 2008
Income Statement Data:             2008          2007         (Unaudited)
---------------------              ----          ----          ---------
Net cash (used) in operating
   activities                  $(559,888)      $(4,663)        $(596,386)
Net cash provided by investing
   activities                  $ 954,756       $    --         $ 954,756
Net cash provided (used) by
   financing activities        $(275,000)      $ 4,600         $(238,550)
Net increase (decrease)
   in cash                     $ 119,868       $   (63)        $ 119,820


     Net cash used in operating activities increased in 2008 due to the hiring of auditors in order to comply with Section 102 of the Sarbanes-Oxley Act of 2002, payment of past due compensation, an increase in work by contracted personnel in order to complete filings to the SEC, re-hiring the stock transfer agent, setting up a website and an increase in legal fees in order to stay in compliance with the Securities and Exchange Commission.

     The Company has nominal assets and has generated no operating revenues since re-entering the development stage. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

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

ITEM 8.  FINANCIAL STATEMENTS.

     Our financial statements are included in this annual report on Form 10-K as pages F-1 through F-17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On November 12, 2008, Gordon, Hughes & Banks, LLP ("GH&B") resigned as the Company's independent registered public accounting firm. GH&B entered into an agreement with Eide Bailly, LLP ("Eide Bailly"), pursuant to which Eide Bailly acquired the operations of GH&B and certain of the professional staff and shareholders of GH&B joined Eide Bailly either as employees or partners of Eide Bailly and continued to practice as members of Eide Bailly. Concurrent with the resignation of GH&B, the Company, through and with the approval of its officers, engaged Eide Bailly as its independent registered public accounting firm.
                                     -12-

     In connection with the audit for the past fiscal year and through November 12, 2008, there were no disagreements with GH&B on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GH&B, would have caused GH&B to make reference to the subject matter of the disagreements in connection with its audit reports on the Company's financial statements.

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

     Our officers conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange
Act as of the end of the period covered by this report.   In conducting their
evaluation, our two officers determined that our internal controls over financial reporting are effective. Although we are not required to segregate the principal executive officer and principal financial officer functions and we are not required to have an audit committee, our two officers serve in both of these functions and we do not have an audit committee as dispositive
in providing its advice to our two officers.   As a result of this material
weakness in our internal controls, our two officers concluded further that the design and operation of our disclosure controls and procedures were not effective.

     (b)  Management's Annual Report on Internal Control over Financial
Reporting

     Our officers are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our officers, and affected by our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally
accepted accounting principles.     During 2008, the Company was not in
compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and as of December 31, 2008 cannot state whether or not our internal controls over financial reporting are effective as we did not document such controls nor test such controls.

     (c)  Attestation Report of the Registered Public Accounting Firm

     This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

     (d)  Changes in Internal Control Over Financial Reporting

     There have been no significant changes in our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the year ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

     None.

                                   PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

(a)	 Directors and Executive Officers

     Our current directors and executive officers are as follows:

             Name              Age                   Position(s)
     --------------------      ---       ------------------------------------
     Michael R. Farley          65       Chief Executive Officer and Director
     Grant S. Papanikolas       61       Chief Operating Officer


     We do not have a nominating committee, audit committee or other committees performing similar functions. Our officers are elected by and serve at the pleasure of the Board of Directors.

     We have not held a stockholders' meeting since the year ended December 31, 2000, which was for the purpose of merging Deucalion with Digital Fuel.

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers, sole director and persons who own more than ten percent of a registered class of our securities (collectively, "reporting persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC"). Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 filed. To the best knowledge and our belief, no Section 16(a) filings were made by our 10% beneficial owners and our director during 2008.

ITEM 11.  EXECUTIVE COMPENSATION.

     (a)  Compensation Under Plans.

     We currently have no stock option plan, stock bonus plan, other compensatory plan or arrangement, or employee benefit plan for employees, consultants, officers or directors.

     (b)  Other Executive Officer Compensation.

     Compensation was paid to Mr. Farley in the amount of $9,976 for 2008 and $9,976 for 2007.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth information as of December 31, 2008 regarding the beneficial ownership of shares of our only outstanding class of securities, our Common Stock, by our sole director, by each named executive officer, and by each person who, to our knowledge at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals. No such broker or individual is believed to hold greater than 5% of our Common Stock.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

     Watson & Watson, CPAs, PC ("Watson & Watson") was the Company's independent registered public accounting firm from January 1, 2004 through March 9, 2005 when we received a notice from the Securities and Exchange Commission that stated Watson & Watson was not registered with the Public Company Accounting Oversight Board as required by Section 102 of the Sarbanes-Oxley Act of 2002. We filed unaudited reports with the Securities and Exchange Commission while we were searching for an independent registered public accounting firm registered with the Public Company Accounting Oversight Board. On May 12, 2008, the Company engaged Gordon, Hughes & Banks, LLP ("GH&B") as its new independent registered public accounting firm. On

November 12, 2008, GH&B resigned as the Company's independent registered public accounting firm. GH&B entered into an agreement with Eide Bailly, LLP ("Eide Bailly"), pursuant to which Eide Bailly acquired the operations of GH&B and certain of the professional staff and shareholders of GH&B joined Eide Bailly either as employees or partners of Eide Bailly and continued to practice as members of Eide Bailly. Concurrent with the resignation of GH&B, the Company, through and with the approval of its officers, engaged Eide Bailly as its independent registered public accounting firm.

Audit Fees

     The aggregate fees billed by Gordon, Hughes & Banks and Eide Bailly for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $40,851 and $0 for the years ended December 31, 2008 and 2007, respectively.

Audit-Related Fees

     There were no fees billed by Gordon, Hughes & Banks or Eide Bailly for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the years ended December 31, 2008 and 2007.

Tax Fees

     There were no fees billed by Gordon, Hughes & Banks or Eide Bailly for professional services for tax compliance, tax advice and tax planning for the years ended December 31, 2008 and 2007.

All Other Fees

     There were no fees billed by Gordon, Hughes & Banks or Eide Bailly for other services for the years ended December 31, 2008 and 2007.

Audit Committee's Pre-Approval Process

     The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all members of the Board of Directors.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

Number      Description
---------   -----------------------------------------------------------------
2           Agreement and Plan of Merger dated June 16, 2000 between Digital
            Fuel, Inc. and Deucalion Research, Inc., incorporated by reference to Exhibit 2 of the Company's Quarterly Report on Form
            10-QSB for the period ended June 30, 2000.
3(i)(a)     Articles of Incorporation, incorporated by reference to Exhibit
            (3) to the Company's Registration Statement on Form S-18 filed
            August 13, 1987, Registration No. 33-16535.
3(i)(b)     Amended Articles of Incorporation, incorporated by reference to
            Exhibit (3A) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1987, Commission File No. 0-16534.
3(i)(c)     Bylaws, incorporated by reference to Exhibit (3.1) to the
            Company's Registration Statement on Form S-18 filed August 13,
            1987, Registration No. 33-16535.
(10.1)      Stock Purchase Agreement between the Company and Michael R.
            Farley and Forrest L. Metz, dated April 20, 1999, incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form
            10-KSB for the period ended December 31, 1998.
3(ii)(a)    Certificate of Incorporation, incorporated by reference to
            Exhibit A of the Schedule 14C Information Statement filed on
            May 9, 2000.
3(ii)(b)    Bylaws of Digital Fuel, Inc., incorporated by reference to
            Exhibit 3(ii) of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2000.
31.1        Certification of Michael R. Farley pursuant to Exchange Act Rule
            13a-14(a)/15d-14(a).
32.1        Certification of Michael R. Farley pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Financial Statement Schedules
                                                                        Page
                                                                        ----
Reports of Independent Registered Public Accounting Firms. . . . F-1 and F-2
Balance Sheets as of December 31, 2008 and 2007. . . . . . . . . . . . . F-3
Statements of Operations for the years ended December 31, 2008 and 2007 and for the cumulative period from January 1, 2004 to December 31, 2008. . . . . . . . . . . . . . . . . . . . . . . . . F-4
Statement of Stockholders' (Deficiency) from January 1, 2004 to December 31, 2008. . . . . . . . . . . . . . . . . . . . . . . . . F-5
Statements of Cash Flows for the years ended December 31, 2008 and 2007 and for the cumulative period from January 1, 2004 to December 31, 2008. . . . . . . . . . . . . . . . . . . . . . . . . F-6
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Director
Digital Fuel, Inc.(a development stage company)
Tucson, Arizona

We have audited the accompanying balance sheet of Digital Fuel, Inc.(a company in the development stage - the "Company") as of December 31, 2008, and the related statements of operations, stockholders' (deficiency), and cash flows for the year then ended and the cumulative period from January 1, 2004 to December 31, 2008. We did not audit the cumulative period from January 1, 2004 through December 31, 2007. Those amounts were audited by other auditors, whose report dated October 27, 2008 has been furnished to us, and our opinion, insofar as it relates to the cumulative period from January 1, 2004 through December 31, 2007, is based solely on the report of other auditors. Digital Fuel, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Fuel, Inc. (a development stage company) as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Notes 3 and 7 the Company had numerous significant transactions with related parties.

                                                               Eide Bailly, LLP

Greenwood Village, Colorado
March 27, 2009
                                      F-1

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Director
Digital Fuel, Inc. (a development stage company)
Tucson, Arizona

We have audited the accompanying balance sheet of Digital Fuel, Inc. (a company in the development stage - the "Company") as of December 31, 2007 and the related statements of operations, stockholders' (deficiency), and cash flows for the year then ended. The financial statements for the period January 1, 2004 through December 31, 2006 include a net loss of $997,973 after reversion to the development stage which was not subject to our audit engagement and a net loss of $5,142,516 prior to reversion to the development stage which was not subject to our audit engagement. Our opinion does not extend to the statements of operations, stockholders' deficit and cash flows for the period from January 1, 2004 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that Digital Fuel, Inc. will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. As discussed in Note 1, certain factors indicate substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

                                                   Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
October 27, 2008

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                                BALANCE SHEETS


                                                December 31,     December 31,
                                                    2008             2007
                                                    ----             ----
                                                                  (Restated)
ASSETS

   Current assets
      Cash                                       $  119,938       $       70
                                                  ---------        ---------
         Total current assets                       119,938               70

   Investments (Note 5)                                  --               --
                                                  ---------        ---------
         Total assets                            $  119,938       $       70
                                                  =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
      Accounts payable - related parties         $       --       $   50,202
      Accounts payable                                  651          112,699
      Accrued expenses                                   --          296,571
      Notes payable, related parties (Note 3)     3,205,587        3,062,152
      Notes payable, other (Note 4)                 636,112          607,312
                                                  ---------        ---------
         Total current liabilities                3,842,350        4,128,936
                                                  ---------        ---------
   Stockholders' (deficiency)
      Preferred stock, $.01 par value,
         10,000,000 shares authorized,
         0 shares issued and outstanding                 --               --
      Common stock, $.01 par value,
         20,000,000 shares authorized,
         4,343,262 shares issued and
         outstanding at December 31, 2008
         and December 31, 2007                       43,433           43,433
      Additional paid-in capital                  2,378,981        2,378,981
      (Deficit) accumulated prior to the
         development stage                       (5,142,516)      (5,142,516)
      (Deficit) accumulated during the
         development stage                       (1,002,310)      (1,408,764)
                                                  ---------        ---------
         Total stockholders' (deficiency)        (3,722,412)      (4,128,866)
                                                  ---------        ---------
         Total liabilities and stockholders'
            (deficiency)                         $  119,938       $       70
                                                  =========        =========

                      The accompanying notes are an integral part
                            of these financial statements.

                                        DIGITAL FUEL, INC.
                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                     STATEMENTS OF OPERATIONS

                                                                             Cumulative Period
                                                                                   From
                                                                              January 1, 2004
                                             Year Ended      Year Ended              to
                                            December 31,    December 31,     December 31, 2008
                                                2008            2007            (Unaudited)
                                                ----            ----             ---------
                                                             (Restated)
Revenue                                      $     --        $     --            $      --
                                              -------         -------             --------
Operating expenses
   Rent                                         1,262           1,262                6,310
   Accounting                                  48,583             475               52,348
   Management fees                             25,923          13,851               81,327
   General and administrative                  50,865             569               53,838
                                              -------         -------              -------
      Total operating expenses                126,633          16,157              193,823
                                              -------         -------              -------
Income (loss) from operations                (126,633)        (16,157)            (193,823)
                                              -------         -------              -------
Other income (expense), net
   Interest (expense) - related party        (373,200)       (328,094)          (1,491,837)
   Interest (expense) - other                 (68,704)        (66,540)            (291,641)
   Gain on forgiveness of liabilities          20,235              --               20,235
   Gain on sale of investment                 954,756              --              954,756
                                              -------         -------             --------
      Total other income (expense), net       533,087        (394,634)            (808,487)
                                              -------         -------            ---------
Income (loss) before taxes                    406,454        (410,791)          (1,002,310)

Provision for income taxes                         --              --                   --
                                              -------         -------            ---------
Net income (loss)                            $406,454       $(410,791)         $(1,002,310)
                                              =======         =======            =========

Net income (loss) per share, basic and diluted  $0.09          $(0.09)
                                                 ====            ====

Weighted average number of common shares
   outstanding, basic and diluted           4,343,262       4,343,262
                                            =========       =========

                             The accompanying notes are an integral part
                                   of these financial statements.

                                   DIGITAL FUEL, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENT OF STOCKHOLDERS' (DEFICIENCY)
            For the cumulative period from January 1, 2004 to December 31, 2008
                                      (Unaudited)


                                                                      (Deficit)      (Deficit)
                                                                     Accumulated    Accumulated
                                   Common Stock        Additional  Prior to the    During the
                               -------------------      Paid-in     Development    Development
                                 Shares     Amount     Capital        Stage          Stage          Total
                               ---------    ------    ---------     ---------      ---------      ---------

Balances, January 1, 2004      4,343,262   $43,433   $2,378,981   $(5,142,516)   $       (--)   $(2,720,102)

Net (loss)(restated)(unaudited)      (--)      (--)         (--)          (--)      (297,435)      (297,435)
                               ---------    ------    ---------     ---------      ---------      ---------
Balances, December 31, 2004    4,343,262    43,433    2,378,981    (5,142,516)      (297,435)    (3,017,537)

Net (loss)(restated)(unaudited)      (--)      (--)         (--)          (--)      (331,762)      (331,762)
                               ---------    ------    ---------     ---------      ---------      ---------
Balances, December 31, 2005    4,343,262    43,433    2,378,981    (5,142,516)      (629,197)    (3,349,299)

Net (loss)(restated)(unaudited)      (--)      (--)         (--)          (--)      (368,776)      (368,776)
                               ---------    ------    ---------     ---------      ---------      ---------
Balances, December 31, 2006    4,343,262    43,433    2,378,981    (5,142,516)      (997,973)    (3,718,075)

Net (loss) (restated)                (--)      (--)         (--)          (--)      (410,791)      (410,791)
                               ---------    ------    ---------     ---------      ---------      ---------
Balances, December 31, 2007    4,343,262    43,433    2,378,981    (5,142,516)    (1,408,764)    (4,128,866)

Net income                           (--)      (--)         (--)          (--)       406,454        406,454
                               ---------    ------    ---------     ---------      ---------      ---------
Balances, December 31, 2008    4,343,262   $43,433   $2,378,981   $(5,142,516)   $(1,002,310)   $(3,722,412)
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

                                        DIGITAL FUEL, INC.
                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                     STATEMENTS OF CASH FLOWS

                                                                             Cumulative Period
                                                                                   From
                                                                              January 1, 2004
                                                Year Ended     Year Ended             to
                                              December 31,   December 31,    December 31, 2008
                                                  2008           2007           (Unaudited)
                                                  ----           ----            ---------
                                                              (Restated)
Cash flows from operating activities:
   Net income (loss)                            $406,454      $(410,791)       $(1,002,310)
   Adjustments to reconcile net income(loss)
   to cash provided (used) by operating
   activities:
      Gain on sale of investment                (954,756)            --           (954,756)
   Change in operating liabilities:
      Increase (decrease) in accounts
         payable, related parties                (50,202)         5,137            (49,455)
      (Decrease) in accounts payable            (112,048)        (2,148)          (110,293)
      Increase in accrued interest               447,235        393,163          1,786,600
      Increase (decrease) in accrued expenses   (296,571)         9,976           (266,172)
                                                 -------        -------          ---------
      Net cash (used) in operating activities   (559,888)        (4,663)          (596,386)
                                                 -------        -------           --------
Cash flows from investing activities:
   Proceeds from sale of investment              954,756             --            954,756
                                                 -------        -------           --------
      Net cash provided by investing activities  954,756             --            954,756
                                                 -------        -------           --------
Cash flows from financing activities:
   Proceeds from notes payable-related parties        --          4,600             36,450
   Repayments to notes payable-related parties  (229,765)            --           (229,765)
   Repayments to notes payable-other             (45,235)            --            (45,235)
                                                 -------        -------           --------
      Net cash provided (used) by financing
      activities                                (275,000)         4,600           (238,550)
                                                 -------        -------           --------
Net increase (decrease) in cash                  119,868            (63)           119,820

Cash, beginning of period                             70            133                118
                                                 -------        -------           --------
Cash, end of period                             $119,938       $     70           $119,938
                                                 =======        =======           ========

Supplemental disclosure:
   Interest paid                                  $(--)          $(--)             $2,209
                                                    ==             ==               =====

                             The accompanying notes are an integral part
                                   of these financial statements.

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007


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

         Since January 1, 2004, the Company has served as a vehicle to effect a merger capital stock exchange, asset acquisition or other similar business combinations with an operating business. Because our balance sheet has been overburdened with debt, we have been unable to successful attract any operating businesses. However, with the recent sale of our interest in SiteScape, Inc. in February 2008 (Note 5), management will actively pursue a business combination. We plan to work with several investment banking firms that can help us seek companies that are interested in a reverse merger or acquisition of a public shell.

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

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007


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

         Net Income (Loss) per Share of Common Stock

         The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings per Share, and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of December 31, 2008 and 2007, there were no outstanding equity instruments that would have a dilutive effect.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. At December 31, 2008 and 2007, the Company held no cash equivalents.

         Financial Instruments and Fair Value Measurements

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

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007


         Estimates are not necessarily indicative of the amounts which could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.

         Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"), which provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowers priority to unobservable value inputs. The adoption of this statement had no impact on the Company's financial statements. SFAS No. 157 defines the hierarchy as follows:

              Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

              Level 2 - Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

              Level 3 - Significant inputs into pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

         Stock-Based Compensation

         The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised
         2004) ("SFAS No. 123R"), Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award's fair-value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model and is recognized as expense ratably on a straight-line basis over the requisite service period. The BSM model requires various judgmental assumptions including expected volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. During the years ended December 31, 2008 and 2007 and for

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007


         the cumulative period from January 1, 2004 to December 31, 2008, the Company did not issue, or have outstanding, any stock-based compensation awards.

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

         Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions change, the change in estimate is recorded in the period in which the determination is made.

         Comprehensive Income

         Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, requires the presentation and disclosure of all changes in equity from non-owner sources as comprehensive income. The Company has no items of comprehensive income from January 1, 2004 through December 31, 2008.

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

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007


         In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"), which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 became effective for us on October 1, 2008. We believe that the impact of SFAS No. 159 on our consolidated results of operations, cash flows or financial position is not material.

         In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS No. 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is evaluating the potential effect that the adoption of SFAS No. 160 will have on our financial statements and does not expect that the adoption will have a material impact on the Company's financial statements.

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

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not change which assets and liabilities are required to be recorded at fair value, but the application of SFAS No. 157 could change practices in determining fair value. We adopted

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007


         this guidance effective January 1, 2008. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until our 2009 fiscal year.

         In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 ("SFAS No. 161"), Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the Company's financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the potential effect that the adoption of SFAS No. 161 will have on our financial statements and does not expect that the adoption will have a material impact on the Company's financial statements.

         In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants
         (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU
         Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. It is only effective for nongovernmental entities; therefore, GAAP hierarchy will remain in SAS No. 69 for state and local governmental entities and federal governmental entities. The adoption of SFAS No. 162 did not have a material impact on our financial statements.

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007


Note 2.  Basis of Presentation and Liquidity

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net gain of $406,454 in 2008 and a net loss of $410,791 in 2007. The Company has a working capital deficiency of $3,722,412 and a stockholders' deficiency of $3,722,412 at December 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Management's plans in regard to these matters include:

         a. Continued financing of certain operating transactions through the use of related party debt (Note 3).

         b. Seeking additional working capital through debt and/or equity offerings, which will be used for potential investment opportunities and seeking possible merger opportunities.

Note 3.  Notes Payable, Related Parties

         As of December 31, 2008 and 2007, the Company has the following Notes Payable arrangements with related parties:
                                                           2008        2007
                                                           ----        ----
         Farley Family Partnership, 12%, unsecured,
            due 12/31/2000, in default                 $  163,812  $  200,000
         Forrest L. Metz, 12%, unsecured,
            due 12/31/2000, in default                    122,859     150,000
         Metz Trust multiple advance promissory note
            maximum borrowings of $150,000, 12%,
            unsecured, due 12/31/2000, in default         147,656     180,275
         Grant Papanikolas multiple advance promissory
            note, maximum borrowings of $100,000, 12%,
            unsecured, due 12/31/2000, in default          69,620      85,000
         Michael Farley multiple advance promissory
            note, maximum borrowings of $100,000, 12%,
            unsecured, due 12/31/2000, in default          53,772      65,650
         Farley & Associates multiple advance promissory
            note, maximum borrowings of $800,000, 12%,
            unsecured, due 12/31/2000, in default         482,361     588,920

         Interest accrued to note balances              2,165,507   1,792,307
                                                        ---------   ---------
                                                       $3,205,587  $3,062,152
                                                        =========   =========

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007


         During the years ended December 31, 2008 and 2007, the Company accrued and charged to interest expense $373,200 and $328,094, respectively. There were no advances made under the notes during the year ended December 31, 2008. During the year ended December 31, 2007, the Company was advanced $4,600 by Michael Farley under his multiple advance promissory note. During the year ended December 31, 2008, loan repayments totaling $229,765 were made under the notes. There were no loan repayments made under the notes during the year ended December 31, 2007. For the cumulative period from January 1, 2004 to December 31, 2008, the Company accrued and charged to interest expense $1,491,837; was advanced $6,700 by Michael Farley under his multiple advance promissory note and $29,750 by the Metz Trust under its multiple advance promissory note; and loan repayments were made totaling $229,765.

Note 4.  Notes Payable, Other

         As of December 31, 2008 and 2007, the Company has the following Notes Payable, other:
                                                           2008        2007
                                                           ----        ----

         Townsdin, 12%, unsecured, due 12/31/2000,
            in default                                   $163,812    $200,000
         Torrance, 12%, unsecured, due 12/31/2000,
            in default                                     40,953      50,000

         Interest accrued to note balances                431,347     357,312
                                                          -------     -------
                                                         $636,112    $607,312
                                                          =======     =======

         During the years ended December 31, 2008 and 2007, the Company accrued and charged to interest expense $68,704 and $66,540, respectively. For the cumulative period from January 1, 2004 to December 31, 2008, the Company accrued and charged to interest expense $291,641. There were no advances under the notes during the years ended December 31, 2008 and 2007 or for the cumulative period from January 1, 2004 to December 31, 2008. However, loan repayments totaling $45,235 were made under the notes during the year ended December 31, 2008.

Note 5.  Investments

         SiteScape was acquired by Novell pursuant to an Agreement and Plan of Merger dated February 13, 2008 for approximately $18.5 million in cash and SiteScape became a fully owned subsidiary of Novell. As a result of the acquisition, all holders of outstanding shares of SiteScape were given the right to receive a cash payment in exchange for their stock. As a holder of 6.5% of SiteScape's stock, on a fully diluted basis, the Company received a cash payment of $941,693

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007


         in February 2008, which is included in other income (expense). A portion of the purchase price, $181,142, was placed in an escrow account which will be released to the Company in increments within eighteen months (18) after the closing of the SiteScape Merger, in the event that Novell does not seek indemnification for inaccuracies contained in the representations and warranties of SiteScape in the merger agreement. The first escrow payment was received in October 2008 in the amount of $13,063, which is included in other income (expense). The recognition of future remaining payments held in escrow of $168,079 will occur as payments are received.

Note 6.  Income Taxes

         The Company is subject to U.S. federal income tax as well as income tax of the state jurisdiction of Arizona. With few exceptions, the Company is no longer subject to U. S. federal, state, and local income tax examinations by tax authorities for the years before 2003 for federal and 2004 for state returns.

         The Company did not record any provision for federal and state income taxes for the year ended December 31, 2008 or December 31, 2007. A reconciliation to the federal statutory rate is as follows:

                                                   Year            Year
                                                   Ended           Ended
                                                December 31,    December 31,
                                                    2008            2007
                                                    ----            ----
            Expected income tax benefit at
               the statutory rate                   (34%)           (34%)
            Valuation allowance                      34%             34%
                                                    ----            ----
                                                     --              --
                                                    ====            ====

         Deferred income tax assets result from federal and state operating loss carry forwards in the amounts of $4,873,726 Federal, $757,864 Arizona as of December 31, 2007 and $4,467,272 Federal, $351,410 Arizona for the year ended December 31, 2008. The current year taxable income of $406,454 is fully offset by the net operating loss carry forward resulting in no current tax liability. The loss carry forward has had a full valuation allowance in the current and prior years due to the uncertainty of future taxable income to apply the benefit. The loss carry forwards will begin to expire in 2021 for Federal purposes and $4,112,679 of Arizona's prior years' operating losses have expired after the 5 year carry forward periods.

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007


         Net deferred tax assets consist of the following as of:

                                                   Year            Year
                                                   Ended           Ended
                                                December 31,    December 31,
                                                    2008            2007
                                                    ----            ----
            Tax effect of net operating
               loss carry forwards              $1,529,621      $1,678,280
            Less valuation allowance            (1,529,621)     (1,678,280)
                                                 ---------       ---------
            Net deferred tax assets             $       --      $       --
                                                 =========       =========

         In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or the entire deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that valuation allowances equal to the entire balance of the deferred tax assets are necessary. In accordance with Sections 382 and 383 of the Internal Revenue Code, a change in ownership of greater than 50% of a corporation within a three-year period will place an annual limitation on our ability to utilize our existing tax loss and tax credit carry forwards. The Company experienced such a change in ownership in 1999.

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

         We are subject to examination in the U.S. federal tax jurisdiction for the 2005-2008 tax years and 2004-2008 under Arizona tax jurisdiction. There are no current examinations of the Company's prior tax returns.

         There are no current or prior unrecognized tax benefits regarding tax positions for the Company.

                              DIGITAL FUEL, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2008 AND 2007


Note 7.  Related Party Activity

         Related party transactions associated with notes payable are described in Note 3. For the years ended December 31, 2008 and 2007 and for the period from January 1, 2004 to December 31, 2008, the Company expensed $25,923, $9,976 and $81,327, respectively for management services provided by two shareholders of the Company. In addition, the Company expensed $10,574, $3,875 and $23,449 for the years ended December 31, 2008 and 2007 and for the period from January 1, 2004 to December 31, 2008, respectively, for accounting services provided by a company owned by a shareholder.

                                  SIGNATURES




     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DIGITAL FUEL, INC.



Date: March 27, 2009                    By:  /s/ Michael R. Farley
                                            -------------------------
                                            Michael R. Farley
                                            Chief Executive Officer




     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

       Signature                         Title                  Date
      -----------                       -------                ------


 /s/ Michael R. Farley                  Director             March 27, 2009
-------------------------
Michael R. Farley
Chief Executive Officer and Director