Form 10-Q
period 2009-03-31
DIGITAL FUEL INC
filed 2009-05-13
CIK 820295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2009

                                      or

             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________to_________

                         Commission File No. 000-16534

                               Digital Fuel, Inc.
                               -----------------
                (Exact Name of Registrant as Specified in its Charter)

               Delaware                                     45-0375367
               --------                                     ----------
     (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                    Identification No.)

          6601 East Grant Road, Suite 101, Tucson, Arizona       85715
          ------------------------------------------------------------
          (Address of principal executive offices)           (Zip code)

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

          Yes  [   ]     No  [ X ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of May 13, 2009.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS

                                               March 31,
                                                 2009         December 31,
                                              (Unaudited)         2008
                                               ---------          ----
ASSETS

   Current assets
      Cash and cash equivalents               $  193,599      $  119,938
                                               ---------       ---------
         Total current assets                    193,599         119,938

   Investments (Note 4)                               --              --
                                               ---------       ---------
         Total assets                         $  193,599      $  119,938
                                               =========       =========
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

   Current liabilities
      Accounts payable - related parties      $    2,266      $       --
      Accounts payable                             6,436             651
      Accrued expenses                             2,894              --
      Notes payable, related parties (Note 2)  3,300,438       3,205,587
      Notes payable, other (Note 3)              654,933         636,112
                                               ---------       ---------
         Total current liabilities             3,966,967       3,842,350
                                               ---------       ---------
   Stockholders' (deficiency)
      Preferred stock, $.01 par value,
         10,000,000 shares authorized,
         0 shares issued and outstanding              --              --
      Common stock, $.01 par value,
         20,000,000 shares authorized,
         4,343,262 shares issued and
         outstanding at March 31, 2009
         and December 31, 2008                    43,433          43,433
      Additional paid-in capital               2,378,981       2,378,981
      (Deficit) accumulated prior to the
         development stage                    (5,142,516)     (5,142,516)
      (Deficit) accumulated during the
         development stage                    (1,053,266)     (1,002,310)
                                               ---------       ---------
         Total stockholders' (deficiency)     (3,773,368)     (3,722,412)
                                               ---------       ---------
         Total liabilities and stockholders'
            (deficiency)                      $  193,599      $  119,938
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

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONDENSED STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                            Three Months    Three Months     Cumulative Period
                                               Ended           Ended          January 1, 2004
                                              March 31,       March 31,              to
                                                2009            2008          March 31, 2009
                                                ----            ----          --------------
                                                             (Restated)
Revenue                                      $     --        $     --            $       --
                                              -------         -------             ---------
Operating expenses
   Rent                                           316             316                 6,626
   Accounting                                  13,506              --                65,854
   Management fees                              2,894          18,440                84,221
   General and administrative                   5,397             375                59,235
                                              -------         -------             ---------
      Total operating expenses                 22,113          19,131               215,936
                                              -------         -------             ---------
Income (loss) from operations                 (22,113)        (19,131)             (215,936)
                                              -------         -------             ---------
Other income (expense), net
   Interest (expense) - related party         (94,850)        (91,613)           (1,586,687)
   Interest (expense) - other                 (18,822)        (18,536)             (310,463)
   Gain on forgiveness of liabilities              --          20,235                20,235
   Gain on sale of investment                  84,829         941,693             1,039,585
                                              -------         -------             ---------
      Total other income (expense), net       (28,843)        851,779              (837,330)
                                              -------         -------             ---------
Income (loss) before taxes                    (50,956)        832,648            (1,053,266)

Provision for income taxes                         --              --                    --
                                              -------         -------             ---------
Net income (loss)                            $(50,956)       $832,648           $(1,053,266)
                                              =======         =======             =========

Net income (loss) per share, basic and diluted $(0.01)          $0.19
                                                 ====            ====

Weighted average number of common shares
   outstanding, basic and diluted           4,343,262       4,343,262
                                            =========       =========

                            The accompanying notes are an integral part
                              of these condensed financial statements.

                                   DIGITAL FUEL, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENT OF STOCKHOLDERS' (DEFICIENCY)
                      Period from January 1, 2004 to March 31, 2009
                                      (Unaudited)


                                                                    (Deficit)       (Deficit)
                                                                   Accumulated     Accumulated
                                   Common Stock        Additional  Prior to the    During the
                               -------------------      Paid-in    Development     Development
                                 Shares     Amount     Capital        Stage           Stage         Total
                               ---------    ------    ---------     ---------      ---------      ---------

Balances, January 1, 2004      4,343,262   $43,433   $2,378,981   $(5,142,516)   $       (--)   $(2,720,102)

Net (loss)(unaudited)                (--)      (--)         (--)          (--)      (297,435)      (297,435)
                               ---------    ------    ---------     ---------      ---------      ---------
Balances, December 31, 2004    4,343,262    43,433    2,378,981    (5,142,516)      (297,435)    (3,017,537)

Net (loss)(unaudited)                (--)      (--)         (--)          (--)      (331,762)      (331,762)
                               ---------    ------    ---------     ---------      ---------      ---------
Balances, December 31, 2005    4,343,262    43,433    2,378,981    (5,142,516)      (629,197)    (3,349,299)

Net (loss)(restated)                 (--)      (--)         (--)          (--)      (368,776)      (368,776)
                               ---------    ------    ---------     ---------      ---------      ---------
Balances, December 31, 2006    4,343,262    43,433    2,378,981    (5,142,516)      (997,973)    (3,718,075)

Net (loss) (restated)                (--)      (--)         (--)          (--)      (410,791)      (410,791)
                               ---------    ------    ---------     ---------      ---------      ---------
Balances, December 31, 2007    4,343,262    43,433    2,378,981    (5,142,516)    (1,408,764)    (4,128,866)

Net income                           (--)      (--)         (--)          (--)       406,454        406,454
                               ---------    ------    ---------     ---------      ---------      ---------
Balances, December 31, 2008    4,343,262    43,433    2,378,981    (5,142,516)    (1,002,310)    (3,722,412)
                               ---------    ------    ---------     ---------      ---------      ---------
Net (loss)                           (--)      (--)         (--)          (--)       (50,956)       (50,956)
                               ---------    ------    ---------     ---------      ---------      ---------
Balances, March 31, 2009       4,343,262   $43,433   $2,378,981   $(5,142,516)   $(1,053,266)   $(3,773,368)
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

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONDENSED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                             Three Months    Three Months   Cumulative Period
                                                Ended           Ended         January 1, 2004
                                               March 31,       March 31,             to
                                                 2009            2008         March 31, 2009
                                                 ----            ----         --------------
                                                              (Restated)
Cash flows from operating activities:
   Net income (loss)                          $(50,956)        $832,648        $(1,053,266)
   Adjustments to reconcile net income (loss)
   to cash provided (used) by operating
   activities:
      Gain on sale of investment               (84,829)        (941,693)        (1,039,585)
   Change in operating liabilities:
      Increase (decrease) in accounts
         payable, related parties                2,266          (45,238)           (47,189)
      Increase (decrease) in accounts payable    5,785          (50,132)          (104,508)
      Increase in accrued interest             113,672          109,782          1,900,272
      Increase (decrease) in accrued expenses    2,894         (269,173)          (263,278)
                                               -------          -------          ---------
      Net cash provided (used) by operating
         activities                            (11,168)        (363,806)          (607,554)
                                               -------          -------          ---------
Cash flows from investing activities:
   Proceeds from sale of investment             84,829          941,693          1,039,585
                                               -------          -------          ---------
      Net cash provided by investing
         activities                             84,829          941,693          1,039,585
                                               -------          -------          ---------
Cash flows from financing activities:
   Proceeds from notes payable-related parties      --               --             36,450
   Repayments to notes payable-related parties      --               --           (229,765)
   Repayments to notes payable-other                --               --            (45,235)
                                               -------          -------            -------
      Net cash provided by financing
         activities                                 --               --           (238,550)
                                               -------          -------            -------
Net increase (decrease) in cash                 73,661          577,887            193,481

Cash, beginning of period                      119,938               70                118
                                               -------          -------            -------
Cash, end of period                           $193,599         $577,957           $193,599
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

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

     The financial statements of Digital Fuel, Inc. (the "Company") included in this Form 10-Q have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

     In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2009 and 2008 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

     Going Concern Considerations

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses in 2009 and 2008, and has a working capital deficiency of $3,773,368 and a stockholders' deficiency of $3,773,368 at March 31, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Management's plans in regard to these matters include:

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

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 2. Notes Payable, Related Parties

     As of March 31, 2009 and December 31, 2008, the Company has the following Notes Payable arrangements with related parties:

                                                      March 31,  December 31,
                                                        2009         2008
                                                        ----         ----

     Farley Family Partnership, 12%, unsecured,
        due 12/31/2000, in default                   $  163,812    $  163,812

     Forrest L. Metz, 12%, unsecured,
        due 12/31/2000, in default                      122,859       122,859

     Metz Trust multiple advance promissory note,
        maximum borrowings of $150,000, 12%,
        unsecured, due 12/31/2000, in default           147,656       147,656

     Grant Papanikolas multiple advance promissory note,
        maximum borrowings of $100,000, 12%, unsecured,
        due 12/31/2000, in default                       69,620        69,620

     Michael Farley multiple advance promissory note,
        maximum borrowings of $100,000, 12%, unsecured,
        due 12/31/2000, in default                       53,772        53,772

     Farley & Associates multiple advance promissory
        note, maximum borrowings of $800,000, 12%,
        unsecured, due 12/31/2000, in default           482,361       482,361

     Interest accrued to note balances                2,260,358     2,165,507
                                                      ---------     ---------
                                                     $3,300,438    $3,205,587
                                                      =========     =========

     During the three months ended March 31, 2009 and 2008, the Company accrued and charged to interest expense $94,850 and $91,613, respectively. There were no advances under the notes during the three months ended March 31, 2009 and 2008.

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 3. Notes Payable, Other

     As of March 31, 2009 and December 31, 2008, the Company has the following Notes Payable, other:

                                                   March 31,   December 31,
                                                     2009          2008
                                                     ----          ----

     Townsdin, 12%, unsecured, due 12/31/2000,
        in default                                 $163,812      $163,812

     Torrance, 12%, unsecured, due 12/31/2000,
        in default                                   40,953        40,953

     Interest Accrued to note balances              450,168       431,347
                                                    -------       -------
                                                   $654,933      $636,112
                                                    =======       =======


     During the three months ended March 31, 2009 and 2008, the Company accrued and charged to interest expense $18,822 and $18,536, respectively. There were no advances under the notes during the three months ended March 31, 2009 and 2008.

Note 4. Investments

     SiteScape was acquired by Novell pursuant to an Agreement and Plan of Merger dated February 13, 2008 for approximately $18.5 million in cash and SiteScape became a fully owned subsidiary of Novell. As a result of the acquisition, all holders of outstanding shares of SiteScape were given the right to receive a cash payment in exchange for their stock. As a holder of 6.5% of SiteScape's stock, on a fully diluted basis, the Company received a cash payment of $941,693 in February 2008, which is included in other income (expense). A portion of the purchase price, $181,142, was placed in an escrow account to be released to the Company in increments within eighteen months after the closing of the merger in the event that Novell does not seek indemnification for inaccuracies contained in the representations and warranties of SiteScape in the merger agreement. The first escrow payment was received in October 2008 in the amount of $13,063 and the second escrow payment was received in March 2009 in the amount of $84,829, which are included in other income (expense). The recognition of future remaining payments held in escrow of $83,250 will occur as payments are received.

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 5. Related Party Activity

     During the three months ended March 31, 2009 and 2008, the Company accrued and charged to interest expense for the notes payable to related parties $94,850 and $91,613, respectively. There were no advances under the notes during the three months ended March 31, 2009 and 2008. The notes payable to related parties and accrued interest balances at March 31, 2009 and December 31, 2008 were $3,300,438 and $3,205,587, respectively.

     As of March 31, 2009, the Company owed $2,894 to officers of the Company for unpaid management fees. Additionally, the Company owed $2,266 to officers of the Company for expenses incurred on the Company's behalf at March 31, 2009.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notes Regarding the Forward Looking Statements

This report contains forward-looking statements that are based on our current expectations, assumptions, beliefs, estimates and projections about our company, our industry and other related industries. The forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Generally, these forward-looking statements can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "should" and variations of such words or similar expressions. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors including those discussed under Part II, Item 1A, "Risk Factors."

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

In addition, both the Series A and Series B Convertible Preferred Stock were entitled to receive dividends if and when declared by SiteScape's Board of Directors at the cumulative rate of 8% per year compounded annually. Dividends were due only if the tangible net worth of SiteScape exceeded $25 million and if declared by the Board of Directors of SiteScape. No dividends were declared by SiteScape.

SiteScape Acquisition by Novell, Inc.

SiteScape was acquired by Novell pursuant to an Agreement and Plan of Merger dated February 13, 2008 for approximately $18.5 million in cash and SiteScape became a fully owned subsidiary of Novell. As a result of the acquisition, all holders of outstanding shares of SiteScape were given the right to receive a cash payment in exchange for their stock. As a holder of 6.5% of SiteScape's stock, on a fully diluted basis, the Company received a cash payment of $941,693 in February 2008, which is included in other income (expense). A portion of the purchase price, $181,142, was placed in an escrow account to be released to the Company in increments within eighteen months after the closing of the merger in the event that Novell does not seek indemnification for inaccuracies contained in the representations and warranties of SiteScape in the merger agreement. The first escrow payment was received in October 2008 in the amount of $13,063 and the second escrow payment was received in March 2009 in the amount of $84,829, which are included in other income (expense). The recognition of future remaining payments held in escrow of $83,250 will occur as payments are received.

Results of Operations

Analysis of three months ended March 31, 2009 and 2008:

We have neither engaged in any operation nor generated any revenue since reverting to the development stage on January 1, 2004. Our entire activity since January 1, 2004 has been to identify and investigate targets for a potential business combination. We will not generate any operating revenue until consummation of a business combination. During the three months ended March 31, 2009 and 2008, we incurred $22,113 and $19,131, respectively, in total operating expenses.

We incurred interest expense for the three months ended March 31, 2009 and 2008 of $113,672 and $110,149, respectively, in connection with our outstanding debt. As of March 31, 2009, entities controlled by Mr. Farley and Mr. Farley personally have loans outstanding totaling $699,945 for certain investment transactions and our ongoing cash needs. As of March 31, 2009, an entity controlled by Mr. Metz and Mr. Metz personally have loans outstanding totaling $270,515 for certain investment transactions and our ongoing cash needs.

Liquidity and Capital Resources

As of March 31, 2009, the Company had assets equal to $193,599, comprised exclusively of cash and cash equivalents. The Company's current liabilities as of March 31, 2009 totaled $3,966,967 comprised of $2,266 of accounts payable to related parties, $6,436 of accounts payable, $2,894 of accrued expenses, $3,300,438 of notes payable and accrued interest due to related parties, and $654,933 of other notes payable and accrued interest.

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities:

                                                               Cumulative
                                            Three Months      Period From
                                               Ended       January 1, 2004 to
                                           March 31, 2009    March 31, 2009
                                           --------------    --------------

        Net cash provided (used) by
           operating activities              $(11,168)         $(607,554)
        Net cash provided by investing
           activities                         $84,829         $1,039,585
        Net cash provided (used) by
           financing activities                    --          $(238,550)
        Net increase in cash                  $73,661           $193,481



                                                               Cumulative
                                            Three Months      Period From
                                               Ended       January 1, 2004 to
                                           March 31, 2008    March 31, 2008
                                           --------------    --------------

        Net cash provided (used) by
           operating activities             $(363,806)         $(400,304)
        Net cash provided by investing
           activities                        $941,693           $941,693
        Net cash provided by financing
           activities                              --            $36,450
        Net increase in cash                 $577,887           $577,839


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

          The Company is not in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and as of March 31, 2009 cannot state whether or not our internal controls over financial reporting are effective as we did not document such controls nor test such controls.

     (c)  Changes in Internal Control Over Financial Reporting

          There have been no significant changes in our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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


Date: May 13, 2009