Form 10-Q
period 2009-06-30
DIGITAL FUEL INC
filed 2009-08-14
CIK 820295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2009

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

          Yes [   ]     No [ X ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of August 14, 2009.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS

                                                 June 30,
                                                   2009         December 31,
                                                (Unaudited)         2008
                                                 ---------          ----
ASSETS

   Current assets
      Cash                                      $   12,375      $  119,938
      Prepaid expenses                              36,850              --
                                                 ---------       ---------
         Total current assets                       49,225         119,938

   Investments (Note 4)                                 --              --
                                                 ---------       ---------
         Total assets                           $   49,225      $  119,938
                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

   Current liabilities
      Accounts payable - related parties        $      315      $       --
      Accounts payable                                 674             651
      Accrued expenses                               2,894              --
      Notes payable, related parties (Note 2)    3,294,471       3,205,587
      Notes payable, other (Note 3)                653,914         636,112
                                                 ---------       ---------
         Total current liabilities               3,952,268       3,842,350
                                                 ---------       ---------
   Stockholders' (deficiency)
      Preferred stock, $.01 par value,
         10,000,000 shares authorized,
         0 shares issued and outstanding                --              --
      Common stock, $.01 par value,
         20,000,000 shares authorized,
         4,343,262 shares issued and
         outstanding at June 30, 2009 and
         December 31, 2008                          43,433          43,433
      Additional paid-in capital                 2,378,981       2,378,981
      (Deficit) accumulated prior to the
         development stage                      (5,142,516)     (5,142,516)
      (Deficit) accumulated during the
         development stage                      (1,182,941)     (1,002,310)
                                                 ---------       ---------
         Total stockholders' (deficiency)       (3,903,043)     (3,722,412)
                                                 ---------       ---------
         Total liabilities and stockholders'
            (deficiency)                        $   49,225      $  119,938
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

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONDENSED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                            Three Months Three Months Six Months Six Months Cumulative Period
                                               Ended        Ended       Ended      Ended     January 1, 2004
                                              June 30,     June 30,    June 30,   June 30,         to
                                                2009         2008        2009       2008      June 30, 2009
                                                ----         ----        ----       ----      -------------
                                                          (Restated)             (Restated)

Revenue                                      $       --   $       --  $       -- $       --    $       --
                                              ---------    ---------   ---------  ---------     ---------
Operating expenses
   Rent                                             315          316         631        632         6,941
   Accounting                                     2,060        9,112      15,567      9,112        67,915
   Management fees                                2,894        2,494       5,788     20,934        87,115
   General and administrative                     6,392       32,476      11,788     32,851        65,626
                                                -------      -------     -------    -------       -------
      Total operating expenses                   11,661       44,398      33,774     63,529       227,597
                                                -------      -------     -------    -------       -------
Income (loss) from operations                   (11,661)     (44,398)    (33,774)   (63,529)     (227,597)
                                                -------      -------     -------    -------       -------
Other income (expense), net
   Interest (expense) - related party           (98,472)     (94,354)   (193,322)  (185,967)   (1,685,159)
   Interest (expense) - other                   (19,542)     (13,015)    (38,364)   (31,551)     (330,005)
   Gain on forgiveness of liabilities                --           --          --     20,235        20,235
   Gain on sale of investment                        --           --      84,829    941,693     1,039,585
                                                -------      -------     -------    -------     ---------
      Total other income (expense), net        (118,014)    (107,369)   (146,857)   744,410      (955,344)
                                                -------      -------     -------    -------     ---------
Income (loss) before taxes                     (129,675)    (151,767)   (180,631)   680,881    (1,182,941)

Provision for income taxes                           --           --          --         --            --
                                                -------      -------     -------    -------     ---------
Net income (loss)                             $(129,675)   $(151,767)  $(180,631)  $680,881   $(1,182,941)
                                                =======      =======     =======    =======     =========

Net income (loss) per share, basic and diluted   $(.03)       $(.03)      $(.04)      $.16
                                                   ===          ===         ===        ===

Weighted average number of common shares
   outstanding, basic and diluted             4,343,262    4,343,262   4,343,262  4,343,262
                                              =========    =========   =========  =========

                            The accompanying notes are an integral part
                              of these condensed financial statements.

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                               STATEMENT OF STOCKHOLDERS' (DEFICIENCY)
                            Period from January 1, 2004 to June 30, 2009
                                            (Unaudited)

                                                                     (Deficit)      (Deficit)
                                                                    Accumulated    Accumulated
                                   Common Stock        Additional  Prior to the    During the
                               --------------------     Paid-in     Development    Development
                                 Shares      Amount     Capital        Stage          Stage          Total
                               ---------     ------    ---------     ---------      ---------      ---------

Balances, January 1, 2004      4,343,262    $43,433   $2,378,981   $(5,142,516)   $       (--)   $(2,720,102)

Net (loss) (unaudited)               (--)       (--)         (--)          (--)      (297,435)      (297,435)
                               ---------     ------    ---------     ---------      ---------      ---------
Balances, December 31, 2004    4,343,262     43,433    2,378,981    (5,142,516)      (297,435)    (3,017,537)

Net (loss) (unaudited)               (--)       (--)         (--)          (--)      (331,762)      (331,762)
                               ---------     ------    ---------     ---------      ---------      ---------
Balances, December 31, 2005    4,343,262     43,433    2,378,981    (5,142,516)      (629,197)    (3,349,299)

Net (loss) (restated)                (--)       (--)         (--)          (--)      (368,776)      (368,776)
                               ---------     ------    ---------     ---------      ---------      ---------
Balances, December 31, 2006    4,343,262     43,433    2,378,981    (5,142,516)      (997,973)    (3,718,075)

Net (loss) (restated)                (--)       (--)         (--)          (--)      (410,791)      (410,791)
                               ---------     ------    ---------     ---------      ---------      ---------
Balances, December 31, 2007    4,343,262     43,433    2,378,981    (5,142,516)    (1,408,764)    (4,128,866)

Net income                           (--)       (--)         (--)          (--)       406,454        406,454
                               ---------     ------    ---------     ---------      ---------      ---------
Balances, December 31, 2008    4,343,262    $43,433   $2,378,981   $(5,142,516)   $(1,002,310)   $(3,722,412)

Net (loss)                           (--)       (--)         (--)          (--)      (180,631)      (180,631)
                               ---------     ------    ---------     ---------      ---------      ---------
Balances, June 30, 2009        4,343,262    $43,433   $2,378,981   $(5,142,516)   $(1,182,941)   $(3,903,043)
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

                                         DIGITAL FUEL, INC.
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONDENSED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                              Six Months      Six Months      Cumulative Period
                                                 Ended           Ended         January 1, 2004
                                                June 30,        June 30,              to
                                                  2009            2008          June 30, 2009
                                                  ----            ----          -------------
                                                               (Restated)
Cash flows from operating activities:
   Net income (loss)                          $(180,631)        $680,881        $(1,182,941)
   Adjustments to reconcile net income (loss)
   to cash provided (used) by operating
   activities:
      Gain on sale of investment                (84,829)        (941,693)        (1,039,585)
   Change in operating liabilities:
      (Increase) in prepaid expenses            (36,850)              --            (36,850)
      Increase (decrease) in accounts
         payable, related parties                   315          (49,571)           (49,140)
      Increase (decrease) in accounts payable        22         (101,884)          (110,270)
      Increase in accrued interest              231,686          222,849          2,018,285
      Increase (decrease) in accrued expenses     2,894         (291,583)          (263,278)
                                                -------          -------          ---------
      Net cash provided (used) by operating
         activities                             (67,393)        (481,001)          (663,779)
                                                -------          -------            -------
Cash flows from investing activities:
   Proceeds from sale of investment              84,829          941,693          1,039,585
                                                 ------          -------          ---------
      Net cash provided by investing
         activities                              84,829          941,693          1,039,585
                                                 ------          -------          ---------
Cash flows from financing activities:
   Proceeds from notes payable-related parties       --               --             36,450
   Repayments of notes payable-related parties (104,438)              --           (334,203)
   Repayments of notes payable-other            (20,561)              --            (65,796)
                                                -------          -------            -------
      Net cash provided (used) by financing
         activities                            (124,999)              --           (363,549)
                                                -------          -------            -------

Net increase (decrease) in cash                (107,563)         460,692             12,257

Cash, beginning of period                       119,938               70                118
                                                -------          -------            -------

Cash, end of period                            $ 12,375         $460,762           $ 12,375
                                                =======          =======            =======
Supplemental disclosure of non-cash investing
and financing activities:
   Interest paid                                  $(--)            $(--)             $2,209
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

     In the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 2009 and 2008 have been included. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

     Going Concern Considerations

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net operating losses in 2009 and 2008, and has a working capital deficiency of $3,903,043 and a stockholders' deficiency of $3,903,043 at June 30, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Management's plans in regard to these matters include:

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

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 2. Notes Payable, Related Parties

     As of June 30, 2009 and December 31, 2008, the Company has the following Notes Payable arrangements with related parties:

                                                     June 30,    December 31,
                                                       2009         2008
                                                       ----         ----

     Farley Family Partnership, 12%, unsecured,
        due 12/31/2000, in default                  $  147,363   $  163,812

     Forrest L. Metz, 12%, unsecured,
        due 12/31/2000, in default                     110,522      122,859

     Metz Trust multiple advance promissory note,
        maximum borrowings of $150,000, 12%,
        unsecured, due 12/31/2000, in default          132,829      147,656

     Grant Papanikolas multiple advance promissory
        note, maximum borrowings of $100,000, 12%,
        unsecured, due 12/31/2000, in default           62,629       69,620

     Michael Farley multiple advance promissory
        note, maximum borrowings of $100,000, 12%,
        unsecured, due 12/31/2000, in default           48,372       53,772

     Farley & Associates multiple advance promissory
        note, maximum borrowings of $800,000, 12%,
        unsecured, due 12/31/2000, in default          433,926      482,361

     Interest accrued to note balances               2,358,830    2,165,507
                                                     ---------    ---------
                                                    $3,294,471   $3,205,587
                                                     =========    =========

     During the three months ended June 30, 2009 and 2008, the Company accrued and charged to interest expense $98,472 and $94,354, respectively. Loan repayments totaling $104,438 were made under the notes during the three months ended June 30, 2009. There were no advances or repayments under the notes during the three months ended June 30, 2008.

     During the six months ended June 30, 2009 and 2008, the Company accrued and charged to interest expense $193,322 and $185,967, respectively. Loan repayments totaling $104,438 were made under the notes during the six months ended June 30, 2009. There were no advances or repayments under the notes during the six months ended June 30, 2008.

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 3. Notes Payable, Other

     As of June 30, 2009 and December 31, 2008, the Company has the following Notes Payable, other:

                                                     June 30,    December 31,
                                                       2009         2008
                                                       ----         ----
     Townsdin, 12%, unsecured, due 12/31/2000,
        in default                                   $147,363      $163,812

     Torrance, 12%, unsecured, due 12/31/2000,
        in default                                     36,841        40,953

     Interest Accrued to note balances                469,710       431,347
                                                      -------       -------
                                                     $653,914      $636,112
                                                      =======       =======

     During the three months ended June 30, 2009 and 2008, the Company accrued and charged to interest expense $19,542 and $13,015, respectively. Loan repayments totaling $20,561 were made under the notes during the three months ended June 30, 2009. There were no advances or repayments under the notes during the three months ended June 30, 2008.

     During the six months ended June 30, 2009 and 2008, the Company accrued and charged to interest expense $38,364 and $31,551, respectively. Loan repayments totaling $20,561 were made under the notes during the six months ended June 30, 2009. There were no advances or repayments under the notes during the six months ended June 30, 2008.

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

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 5. Related Party Activity

     During the three months ended June 30, 2009 and 2008, the Company accrued and charged to interest expense $98,472 and $94,354, respectively. Loan repayments totaling $104,438 were made under the notes during the three months ended June 30, 2009. There were no advances or repayments under the notes during the three months ended June 30, 2008.

     During the six months ended June 30, 2009 and 2008, the Company accrued and charged to interest expense $193,322 and $185,967, respectively. Loan repayments totaling $104,438 were made under the notes during the six months ended June 30, 2009. There were no advances or repayments under the notes during the six months ended June 30, 2008. The notes payable to related parties and accrued interest balances at June 30, 2009 and December 31, 2008 were $3,294,471 and $3,205,587, respectively.

     As of June 30, 2009, the Company owed $2,894 to officers of the Company for unpaid management fees. Additionally, the Company owed $315 to officers of the Company for expenses incurred on the Company's behalf at June 30, 2009.

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

Results of Operations

Analysis of three months ended June 30, 2009 and 2008:

We have neither engaged in any operation nor generated any revenue since reverting to the development stage on January 1, 2004. Our entire activity since January 1, 2004 has been to identify and investigate targets for a potential business combination. We will not generate any operating revenue until consummation of a business combination. During the three months ended June 30, 2009 and 2008, we incurred $11,661 and $44,398, respectively, in total operating expenses. We incurred interest expense for the three months ended June 30, 2009 and 2008 of $118,014 and $107,369, respectively, in connection with our outstanding debt.

Analysis of six months ended June 30, 2009 and 2008:

During the six months ended June 30, 2009 and 2008, we incurred $33,774 and $63,529, respectively, in total operating expenses. We incurred interest expense for the six months ended June 30, 2009 and 2008 of $231,686 and $217,518, respectively, in connection with our outstanding debt. As of June 30, 2009, entities controlled by Mr. Farley and Mr. Farley personally have loans outstanding to us totaling $629,661 for certain investment transactions and our ongoing cash needs. As of June 30, 2009, an entity controlled by Mr. Metz and Mr. Metz personally have loans outstanding to us totaling $243,351 for certain investment transactions and our ongoing cash needs.

Liquidity and Capital Resources

As of June 30, 2009, the Company had assets equal to $49,225, comprised exclusively of cash and cash equivalents. The Company's current liabilities as of June 30, 2009 totaled $3,952,268 comprised of $315 of accounts payable to related parties, $674 of accounts payable, $2,894 of accrued expenses, $3,294,471 of notes payable and accrued interest due to related parties, and $653,914 of other notes payable and accrued interest.

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities:
                                                               Cumulative
                                              Six Months      Period From
                                                 Ended     January 1, 2004 to
                                            June 30, 2009     June 30, 2009
                                            -------------     -------------
     Net cash provided (used) by
        operating activities                   $(67,393)        $(663,779)
     Net cash provided by investing
        activities                              $84,829        $1,039,585
     Net cash provided (used) by
        financing activities                  $(124,999)        $(363,549)
     Net increase (decrease) in cash          $(107,563)          $12,257

                                                               Cumulative
                                              Six Months      Period From
                                                 Ended     January 1, 2004 to
                                            June 30, 2008     June 30, 2008
                                            -------------     -------------
     Net cash provided (used) by
        operating activities                  $(481,001)        $(517,499)
     Net cash provided by investing
        activities                             $941,693          $941,693
     Net cash provided by financing
        activities                                   --           $36,450
     Net increase in cash                      $460,692          $460,644


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

     The Company is not in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and as of June 30, 2009 cannot state whether or not our internal controls over financial reporting are effective as we did not document such controls nor test such controls.

     (c)  Changes in Internal Control Over Financial Reporting

     There have been no significant changes in our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


Date: August 14, 2009