Form 10-Q
period 2009-09-30
DIGITAL FUEL INC
filed 2009-11-16
CIK 820295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended September 30, 2009

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

          Yes [   ]     No [ X ]

Number of shares of common stock outstanding: 4,343,262 Shares of Common Stock, par value $.01 per share, were outstanding as of November 12, 2009.

                               TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements

         Condensed Statement of Net Assets in Liquidation (unaudited)
         at September 30, 2009 (liquidation basis). . . . . . . . . . . .  5

         Condensed Statement of Changes in Net Assets in Liquidation (unaudited) for the nine months ended September 30, 2009
         (liquidation basis). . . . . . . . . . . . . . . . . . . . . . .  6

         Balance Sheet at December 31, 2008 (going concern basis) . . . .  8

         Condensed Statement of Operations (unaudited) for the nine month period ended September 30, 2008 (going concern basis). . . . . .  9

         Condensed Statement of Cash Flows (unaudited) for the nine month period ended September 30, 2008 (going concern basis). . . 10

ITEM 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operation . . . . . . . . . . . . . . . . . . . . . . 17

ITEM 3   Quantitative and Qualitative Disclosures about Market Risk . . . 22

ITEM 4   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . 22


PART II  OTHER INFORMATION

ITEM 1   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 23

ITEM 1A  Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . 23

ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds. . . 23

ITEM 3   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . 24

ITEM 4   Submission of Matters to a Vote of Security Holders. . . . . . . 24

ITEM 5   Other Information. . . . . . . . . . . . . . . . . . . . . . . . 24

ITEM 6   Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

                          FORWARD-LOOKING STATEMENTS


     Some of the statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. These statements relate to future events or our strategy, future operations, future financial position, future revenues, projected costs, prospects, and the plans and objectives of management and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve projected future results, levels of activity, performance or goals. Actual events or results may differ materially. We undertake no obligation to update any of the forward-looking statements after the date of this Quarterly Report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

                               DIGITAL FUEL, INC.

     Financial Statements for the Nine Months Ended September 30, 2009
                    on a Liquidation Basis of Accounting


The following statements have been prepared on the liquidation basis of accounting for the nine month period ended September 30, 2009 (all of which are unaudited):

   - Condensed Statement of Net Assets in Liquidation (Liquidation Basis)

   - Condensed Statement of Changes in Net Assets in Liquidation (Liquidation Basis)

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               DIGITAL FUEL, INC.
                CONDENSED STATEMENT OF NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)

                                                             September 30,
                                                                 2009
                                                             (Unaudited)
                                                              ---------

     ASSETS

       Cash and cash equivalents                             $  89,070
       Prepaid expenses                                         33,280
                                                              --------
         Total assets                                          122,350
                                                              --------


     LIABILITIES

       Notes payable (Notes 2 and 3)                            67,840
       Accrued expenses and other liabilities                    3,463
       Reserve for estimated costs during liquidation period    51,047
                                                              --------
         Total liabilities                                     122,350
                                                              --------
     Net assets in liquidation                               $      --
                                                              ========


                  The accompanying notes are an integral part
               of these unaudited condensed financial statements.

                               DIGITAL FUEL, INC.
           CONDENSED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)

                                                            Nine Months Ended
                                                              September 30,
                                                                  2009
                                                              (Unaudited)
                                                               ---------

    Net assets (liabilities) in liquidation-January 1, 2009   $(3,722,412)
    Operating loss excluding impairment charges                  (226,511)
    Estimated net costs during liquidation                        (51,047)
    Adjust assets to net realizable value (cash and prepaids)          --
    Adjust liabilities to estimated fair value                  3,999,970
                                                                ---------
    Net assets in liquidation - September 30, 2009            $        --
                                                                =========


                  The accompanying notes are an integral part
               of these unaudited condensed financial statements.

                               DIGITAL FUEL, INC.

             Financial Statements Presented for Comparison Purposes
                     on a Going Concern Basis of Accounting


The following statements have been prepared on the going concern basis of accounting:

   - Balance Sheet at December 31, 2008

   - Condensed Statement of Operations for the nine months ended
     September 30, 2008 (unaudited)

   - Condensed Statement of Cash Flows for the nine months ended
     September 30, 2008 (unaudited)

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  CONDENSED BALANCE SHEET (GOING CONCERN BASIS)


                                                              December 31,
                                                                  2008
                                                                  ----

ASSETS

   Current assets
      Cash and cash equivalents                               $  119,938
                                                               ---------
         Total current assets                                    119,938

   Investments (Note 4)                                               --
                                                               ---------
         Total assets                                         $  119,938
                                                               =========


LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

   Current liabilities
      Accounts payable - related parties                      $       --
      Accounts payable                                               651
      Accrued expenses                                                --
      Notes payable, related parties (Note 3)                  3,205,587
      Notes payable, other (Note 4)                              636,112
                                                               ---------
         Total current liabilities                             3,842,350
                                                               ---------
   Stockholders' (deficiency)
      Preferred stock, $.01 par value, 10,000,000 shares
         authorized, 0 shares issued and outstanding                  --
      Common stock, $.01 par value, 20,000,000 shares
         authorized, 4,343,262 shares issued and
         outstanding at December 31, 2008                         43,433
      Additional paid-in capital                               2,378,981
      (Deficit) accumulated prior to the development stage    (5,142,516)
      (Deficit) accumulated during the development stage      (1,002,310)
                                                               ---------
         Total stockholders' (deficiency)                     (3,722,412)
                                                               ---------
         Total liabilities and stockholders' (deficiency)     $  119,938
                                                               =========

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONDENSED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
                                  (Unaudited)


                                         Nine Months      Cumulative Period
                                            Ended          January 1, 2004
                                        September 30,            to
                                            2008          September 30, 2008
                                            ----          ------------------

Revenue                                   $     --            $       --
                                           -------             ---------
Operating expenses
   Rent                                        947                 5,995
   Accounting                               21,882                25,647
   Management fees                          23,428                78,832
   General and administrative               42,056                45,029
                                           -------             ---------
      Total operating expenses              88,313               155,503
                                           -------             ---------
Income (loss) from operations              (88,313)           	(155,503)
                                           -------             ---------
Other income (expense), net
   Interest (expense) - related party     (279,089)           (1,397,726)
   Interest (expense) - other              (50,028)             (272,965)
   Gain on forgiveness of liabilities       20,235                20,235
   Gain on sale of investment              941,693               941,693
                                           -------             ---------
      Total other income (expense), net    632,811              (708,763)
                                           -------             ---------
Income (loss) before taxes                 544,498              (864,266)

Provision for income taxes                      --                    --
                                           -------             ---------
Net income (loss)                         $544,498             $(864,266)
                                           =======             =========
Net income (loss) per share,
   basic and diluted                          $.13
                                               ===
Weighted average number of common
   shares outstanding, basic and
   diluted                               4,343,262
                                         =========


                  The accompanying notes are an integral part
                    of these condensed financial statements.

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONDENSED STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)
                                  (Unaudited)


                                         Nine Months      Cumulative Period
                                            Ended          January 1, 2004
                                        September 30,            to
                                            2008          September 30, 2008
                                            ----          ------------------

Cash flows from operating activities:
   Net income (loss)                      $544,498             $(864,266)
   Adjustments to reconcile net income
      (loss) to cash provided (used)
      by operating activities:
         Gain on sale of investment       (941,693)             (941,693)
   Change in operating liabilities:
      Decrease in accounts payable,
         related parties                   (48,382)              (47,635)
      Decrease in accounts payable        (112,699)             (110,944)
      Increase in accrued interest         334,448             1,673,813
      Decrease in accrued expenses        (294,077)             (263,678)
                                           -------               -------
      Net cash (used) by operating
         activities                       (517,905)             (554,403)
                                           -------               -------
Cash flows from investing activities:
   Proceeds from sale of investment        941,693               941,693
                                           -------               -------
      Net cash provided by investing
         activities                        941,693               941,693
                                           -------               -------
Cash flows from financing activities:
   Proceeds from notes payable-related
      parties                                   --                36,450
   Repayments to notes payable-related
      parties                             (229,765)             (229,765)
   Repayments to notes payable-other       (45,235)              (45,235)
                                           -------               -------
      Net cash (used) by financing
         activities                       (275,000)             (238,550)
                                           -------               -------
Net increase in cash                       148,788               148,740

Cash, beginning of period                       70                   118
                                           -------               -------
Cash, end of period                       $148,858              $148,858
                                           =======               =======
Supplemental disclosure of non-cash
Investing and financing activities:
   Interest paid                             $(--)                $2,209
                                               ==                  =====

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation and Plan of Liquidation

     As a result of the Board of Directors adoption of a plan of liquidation and dissolution of the Company (the "Plan") on November 12, 2009, the Company changed its basis of accounting to the liquidation basis effective July 1, 2009. Adoption and execution of the Plan is contingent upon shareholder approval. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

     The financial statements included in this Form 10-Q have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

     Recent Accounting Pronouncements

     We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

     Plan of Liquidation

     On November 12, 2009, the Company's Board of Directors approved, subject to stockholder approval, the Plan. The Plan calls for the sale of all or substantially all of the Company's remaining assets in connection therewith. The Company is seeking stockholder approval for such plan of liquidation.

Note 2.  Summary of Significant Accounting Policies

     Liquidation Basis of Accounting

     Whenever an entity is to be liquidated, its historical costs are no longer relevant and a new basis of accounting applies. In these circumstances, the liquidation basis of accounting is considered to constitute "Generally Accepted Accounting Principles" ("GAAP"). Accordingly the financial statements should present assets at their estimated net realizable values and liabilities at their estimated settlement amounts. However, a company in liquidation (or whose liquidation is imminent) may not be able to estimate and reflect the realizable values of all of its assets and the settlement amounts of all of its liabilities. In such cases, the statements should reflect the assets and liabilities not "revalued" at going-concern amounts and identify them.

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     The liquidation basis of accounting described should be used for companies: (a) whose survival is not probable, (b) who are in the process of liquidation, or (c) who are not in financial difficulty but that have adopted a plan of liquidation. A conclusion that an entity's survival is not probable should generally be caused by a discrete event that makes liquidation imminent, such as the company being placed in receivership for the purpose of liquidation or the board of directors passing a resolution to liquidate the company.

     The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments in order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting. The Company has adopted a liquidation basis of accounting due to the Company's Board of Directors approval, subject to stockholder approval, of the Plan.

     The Company's net assets in liquidation at September 30, 2009 were:

                                                             September 30,
                                                                 2009
                                                                 ----

          Net assets in liquidation                                 $--
          Common stock outstanding                            4,343,262
          Net assets in liquidation per share outstanding           $--

     The reported amounts for net assets in liquidation present all or substantially all of our assets at estimated net realizable value on an undiscounted basis. The amount also includes reserves for future estimated general and administrative expenses and other costs. There can be no assurance that these estimated values will be realized or that future expenses and other costs will not be greater than recorded estimated amounts.

     The sum of available cash plus the anticipated maximum amount that the Company could receive from the sale of its remaining assets is substantially less than the amount of its current and future liabilities. As a result, the Company's stockholders will not receive any interim or final liquidating distributions. All available cash and proceeds from the liquidation of the Company's assets will be used for Company expenses and to pay creditors.

     A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the plan of liquidation (the "Plan")

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. Such differences may be material. However, in all events, the total amount of Company liabilities and liquidation costs will exceed the net realizable value of the Company's assets. To the extent that actual proceeds from sale of Company assets exceed the estimate of net assets in liquidation presented in the accompanying Statements of Net Assets in Liquidation, any proceeds received in excess of these estimates will be payable to Company creditors. As a result, the Company's stockholders will not receive any liquidating distributions.

     Net Assets in Liquidation

     Cash and cash equivalents and prepaid expenses are presented at face value. The assets that have been valued on this basis include all or substantially all of our assets.

     Notes payable, accrued expenses and other liabilities are stated at estimated settlement amounts. There are no obligations of the Company that are collateralized by any assets of the Company.

     Reserve for Estimated Costs During the Liquidation Period

     Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the Plan. There can be no assurance that future expenses and other costs will not be greater than recorded estimated amounts.

     The following is a summary of the "Reserve for Estimated Costs During the Liquidation Period" (the "Reserve"):

                                December 31   Adjustments and   September 30,
                                    2008         Payments           2009
                                    ----         --------           ----

       Professional fees            $--          $42,280          $42,280
       General and administrative    --            8,767            8,767
                                    ---           ------           ------
       Total                        $--          $51,047          $51,047
                                    ===           ======           ======


     Going Concern Basis Accounting

     For all periods prior to January 1, 2009, the Company's financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical results of operations related to the Company's assets and liabilities for the period from January 1, 2008 to December 31, 2008.

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 3.  Notes Payable, Related Parties

     As of December 31, 2008, the Company has the following Notes Payable arrangements with related parties:

                                                             December 31,
                                                                 2008
                                                                 ----

     Farley Family Partnership, 12%, unsecured,
     due 12/31/2000, in default                               $  163,812

     Forrest L. Metz, 12%, unsecured,
     due 12/31/2000, in default                                  122,859

     Metz Trust multiple advance promissory note,
     maximum borrowings of $150,000, 12%, unsecured,
     due 12/31/2000, in default                                  147,656

     Grant Papanikolas multiple advance promissory note,
     maximum borrowings of $100,000, 12%, unsecured,
     due 12/31/2000, in default                                   69,620

     Michael Farley multiple advance promissory note,
     maximum borrowings of $100,000, 12%, unsecured,
     due 12/31/2000, in default                                   53,772

     Farley & Associates multiple advance promissory
     note, maximum borrowings of $800,000, 12%,
     unsecured, due 12/31/2000, in default                       482,361

     Interest accrued to note balances                         2,165,507
                                                               ---------
                                                              $3,205,587


     During the nine months ended September 30, 2008, the Company accrued and charged to interest expense $279,089. During the nine months ended September 30, 2008, loan repayments were made under the notes totaling $229,765.

     On November 12, 2009, the Company's Board of Directors approved, subject to stockholder approval, a plan of liquidation. Pursuant to this Plan, the notes payable to related parties described above as of December 31, 2008 have been reduced to fair value in the attached Condensed Statement of Net Assets in Liquidation as of September 30, 2009.

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 4.  Notes Payable, Other

     As of December 31, 2008, the Company has the following Notes Payable, other:

                                                             December 31,
                                                                 2008
                                                                 ----

     Townsdin, 12%, unsecured, due 12/31/2000, in default      $163,812

     Torrance, 12%, unsecured, due 12/31/2000, in default        40,953

     Interest Accrued to note balances                          431,347
                                                                -------
                                                               $636,112

     During the nine months ended September 30, 2008, the Company accrued and charged to interest expense $50,028. During the nine months ended September 30, 2008, loan repayments were made under the notes totaling $45,235.

     On November 12, 2009, the Company's Board of Directors approved, subject to stockholder approval, a Plan of Liquidation. Pursuant to this Plan, the notes payable, other described above as of December 31, 2008 have been reduced to fair value in the attached Condensed Statement of Net Assets in Liquidation as of September 30, 2009.

Note 5.  Investments

     SiteScape was acquired by Novell pursuant to an Agreement and Plan of Merger dated February 13, 2008 for approximately $18.5 million in cash and SiteScape became a fully owned subsidiary of Novell. As a result of the acquisition, all holders of outstanding shares of SiteScape were given the right to receive a cash payment in exchange for their stock. As a holder of 6.5% of SiteScape's stock, on a fully diluted basis, the Company received a cash payment of $941,693 in February 2008, which is included in other income (expense). A portion of the purchase price, $181,142, was placed in an escrow account to be released to the Company in increments within eighteen months (18) after the closing of the SiteScape Merger in the event that Novell did not seek indemnification for inaccuracies contained in the representations and warranties of SiteScape in the merger agreement.

     The first escrow payment was received in October 2008 in the amount of $13,063, the second escrow payment was received in March 2009 in the amount of $84,829, and the third and final escrow payment was received in September 2009 in the amount of $85,052. All escrow payments that were received are included in other income (expense).

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 6.  Related Party Activity

     During the nine months ended September 30, 2008, the Company accrued and charged to interest expense for the notes payable to related parties $279,089. During the nine months ended September 30, 2008, loan repayments were made under the notes totaling $229,765. The notes payable to related parties and accrued interest balances at December 31, 2008 were $3,205,587.

Note 7.  Results from Operations for the Nine Months ended September 30, 2009

     The table below provides the unaudited going concern basis statement of operations for the nine months ended September 30, 2009. This statement does not include all adjustments, charges and reserves necessary to be comparable with the Condensed Statement of Changes of Net Assets in Liquidation for the nine months ended September 30, 2009.

                                                      Nine Months Ended
                                                        September 30,
                                                            2009
                                                            ----
       Revenue                                            $     --

       Operating expenses
       Rent                                                    947
       Accounting                                           17,627
       Management fees                                       8,282
       General and administrative                           18,425
                                                            ------
          Total operating expenses                          45,281
                                                            ------
       Income (loss) from operations                       (45,281)
                                                            ------
       Other income (expense), net
          Interest (expense) - related party              (292,969)
          Interest (expense) - other                       (58,142)
          Gain on forgiveness of liabilities                    --
          Gain on sale of investment                       169,881
                                                           -------
             Total other income (expense), net            (181,230)
                                                           -------
       Income (loss) before taxes                         (226,511)

       Provision for income taxes                               --
                                                           -------
       Net income (loss)                                 $(226,511)
                                                           =======
       Net income (loss) per share, basic and diluted      $(.05)
                                                             ===
       Weighted average number of common shares
          Outstanding, basic and diluted                 4,343,262
                                                         =========

                               DIGITAL FUEL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     In addition to the net loss above, the Company recorded the estimated costs associated with implementing and completing the Plan and adjusted liabilities to their settlement values. These items in conjunction with the operating loss contributed to the Changes in Net Assets in Liquidation financial statement provided.


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

Plan of Liquidation and Dissolution

On November 12, 2009, our Board of Directors approved, subject to shareholder approval, a plan for the liquidation and dissolution of the Company (the "Plan").

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

SiteScape Acquisition by Novell, Inc.

SiteScape was acquired by Novell pursuant to an Agreement and Plan of Merger dated February 13, 2008 for approximately $18.5 million in cash and SiteScape became a fully owned subsidiary of Novell. As a result of the acquisition, all holders of outstanding shares of SiteScape were given the right to receive a cash payment in exchange for their stock. As a holder of 6.5% of SiteScape's stock, on a fully diluted basis, the Company received a cash payment of $941,693 in February 2008, which is included in other income (expense). A portion of the purchase price, $181,142, was placed in an escrow account to be released to the Company in increments within eighteen months (18) after the closing of the SiteScape Merger in the event that Novell did not seek indemnification for inaccuracies contained in the representations and warranties of SiteScape in the merger agreement.

The first escrow payment was received in October 2008 in the amount of $13,063, the second escrow payment was received in March 2009 in the amount of $84,829, and the third and final escrow payment was received in September 2009 in the amount of $85,052. All escrow payments that were received are included in other income (expense).

Liquidation Basis of Accounting

Whenever an entity is to be liquidated, its historical costs are no longer relevant and a new basis of accounting applies. In these circumstances, the liquidation basis of accounting is considered to constitute "Generally Accepted Accounting Principles" ("GAAP"). Accordingly the financial statements should present assets at their estimated net realizable values and liabilities at their estimated settlement amounts. However, a company in liquidation (or whose liquidation is imminent) may not be able to estimate and reflect the realizable values of all of its assets and the settlement amounts of all of its liabilities. In such cases, the statements should reflect the assets and liabilities not "revalued" at going-concern amounts and identify them.

The liquidation basis of accounting described should be used for companies:
(a) whose survival is not probable, (b) who are in the process of liquidation, or (c) who are not in financial difficulty but that have adopted a plan of liquidation. A conclusion that an entity's survival is not probable should generally be caused by a discrete event that makes liquidation imminent, such as the company being placed in receivership for the purpose of liquidation or the board of directors passing a resolution to liquidate the company. The conversion from the going concern to liquidation basis of accounting required management to make significant estimates and judgments in order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting.

Our net assets in liquidation at September 30, 2009 were:

                                                          September 30,
                                                              2009
                                                              ----

     Net assets in liquidation                                    $--
     Common stock outstanding                               4,343,262
     Net assets in liquidation per share outstanding              $--

The reported amounts for net assets in liquidation present all or substantially all of our assets at estimated net realizable value on an undiscounted basis. The amount also includes reserves for future estimated general and administrative expenses and other costs. There can be no assurance that these estimated values will be realized or that future expenses and other costs will not be greater than recorded estimated amounts. We have recorded these estimates at the low end of the range of possible outcomes.

The sum of available cash plus the anticipated maximum amount that the Company could receive from the sale of its remaining assets is substantially less than the amount of its current and future liabilities. As a result, the Company's stockholders will not receive any interim or final liquidating distributions. All available cash and proceeds from the liquidation of the Company's assets will be used for Company expenses and to pay creditors.

A Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. We have recorded these estimates at the low end of the range of possible outcomes. Such differences may be material. However, in all events, the total amount of Company liabilities and liquidation costs will exceed the net realizable value of the Company's assets. To the extent that actual proceeds from sale of Company assets exceed the estimate of net assets in liquidation presented in the accompanying Statements of Net Assets in Liquidation, any proceeds received in excess of these estimates will be payable to Company creditors. As a result, the Company's stockholders will not receive any liquidating distributions.

Net Assets in Liquidation

Cash and cash equivalents and prepaid expenses are presented at face value. The assets that have been valued on this basis include all or substantially all of our assets.

Notes payable, accrued expenses and other liabilities are stated at estimated settlement amounts. There are no obligations of the Company that are collateralized by any assets of the Company.

Reserve for Estimated Costs During the Liquidation Period

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the Plan. There can be no assurance that future expenses and other costs will not be greater than recorded estimated amounts.

The following is a summary of the "Reserve for Estimated Costs During the Liquidation Period" (the "Reserve"):

                                December 31   Adjustments and   September 30,
                                    2008          Payments          2009
                                    ----          --------          ----

     Professional fees               $--           $42,280        $42,280
     General and administrative       --             8,767          8,767
                                     ---            ------          -----
     Total                           $--           $51,047        $51,047
                                     ===            ======         ======

Going Concern Basis Accounting

For all periods prior to January 1, 2009, our financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical results of operations related to our assets and liabilities for the period from January 1, 2008 to December 31, 2008.

Results of Operations

Analysis of three months ended September 30, 2009 and 2008:

We have neither engaged in any operation nor generated any revenue since reverting to the development stage on January 1, 2004. Our entire activity since January 1, 2004 has been to identify and investigate targets for a potential business combination. We will not generate any operating revenue until consummation of a business combination. During the three months ended September 30, 2009 and 2008, we incurred $11,506 and $24,783, respectively, in total operating expenses. We incurred interest expense for the three months ended September 30, 2009 and 2008 of $119,425 and $111,599, respectively, in connection with our outstanding debt.

Analysis of nine months ended September 30, 2009 and 2008:

During the nine months ended September 30, 2009 and 2008, we incurred $45,281 and $88,313, respectively, in total operating expenses. We incurred interest expense for the nine months ended September 30, 2009 and 2008 of $351,111 and $329,117, respectively, in connection with our outstanding debt. As of September 30, 2009, entities controlled by Mr. Farley, and Mr. Farley personally, have loans outstanding to us totaling $629,661 for certain investment transactions and our ongoing cash needs. As of September 30, 2009, an entity controlled by Mr. Metz, and Mr. Metz personally, have loans outstanding to us totaling $243,351 for certain investment transactions and our ongoing cash needs.

Liquidity and Capital Resources

As of September 30, 2009, the Company had assets equal to $122,350, comprised exclusively of cash and cash equivalents. Before reduction to liquidating value, the Company's current liabilities as of September 30, 2009 totaled $4,071,272 comprised of $315 of accounts payable to related parties, $653 of accounts payable, $2,494 of accrued expenses, $3,394,117 of notes payable and accrued interest due to related parties, and $673,693 of other notes payable and accrued interest.

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities:

                                                              Cumulative
                                              Nine Months     Period From
                                                 Ended     January 1, 2004 to
                                             September 30,    September 30,
                                                 2009             2009
                                                 ----             ----

   Net cash (used) by operating activities     $(75,750)      $(672,136)
   Net cash provided by investing activities   $169,881      $1,124,637
   Net cash (used) by financing activities    $(125,000)      $(363,550)
   Net increase (decrease) in cash             $(30,869)        $88,951


                                                              Cumulative
                                              Nine Months     Period From
                                                 Ended     January 1, 2004 to
                                             September 30,    September 30,
                                                 2008             2008
                                                 ----             ----

   Net cash (used) by operating activities    $(517,905)      $(554,403)
   Net cash provided by investing activities   $941,693        $941,693
   Net cash (used) by financing activities    $(275,000)      $(238,550)
   Net increase in cash                        $148,788        $148,740


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

     The Company is not in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and as of September 30, 2009 cannot state whether or not our internal controls over financial reporting are effective as we did not document such controls nor test such controls.

     (c)  Changes in Internal Control Over Financial Reporting

     There have been no significant changes in our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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




                               DIGITAL FUEL, INC.

By: /s/ Michael R. Farley
    ------------------------
     Michael R. Farley
     Chief Executive Officer


Date: November 16, 2009